Form 10-Q
period 1996-06-30
MINDSPRING ENTERPRISES INC
filed 1996-08-14
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

              For the transition period from          to
                                             --------    --------

                   Commission file number             0-27890
                                          -----------------------

                        MINDSPRING ENTERPRISES, INC.
- --------------------------------------------------------------------------------
             (Exact name of issuer as specified in its charter)


         Delaware                                           58-2113290
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


1430 West Peachtree St. NW, Suite 400, Atlanta, GA            30309
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (404) 815-0770
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at August 9, 1996
                                                -----------------------------

Common Stock at $.01 par value                       5,125,793 Shares

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                  ------------  ------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 5,693,611   $   424,834
  Trade receivables                                                 1,159,367       519,280
  Prepaids and other current assets                                   347,129       280,950
  Inventory                                                            36,478        45,415
                                                                  -----------   -----------
      Total current assets                                          7,236,585     1,270,479
                                                                  -----------   -----------
PROPERTY AND EQUIPMENT:
  Computer and telecommunications equipment                         7,321,409     3,594,528
  Purchased software systems                                          134,996       103,078
  Other                                                               260,523        96,890
                                                                  -----------   -----------
                                                                    7,716,928     3,794,496
  Less: accumulated depreciation                                     (843,055)     (255,560)
                                                                  -----------   -----------
     Property and equipment, net                                    6,873,873     3,538,936
                                                                  -----------   -----------
PRODUCT DEVELOPMENT COSTS, NET                                         95,920        26,779
                                                                  -----------   -----------
OTHER ASSETS
  Acquired customer base                                            3,000,000             0
  Other                                                                 8,481         8,606
                                                                  -----------   -----------
      Total other assets                                            3,008,481         8,606
                                                                  -----------   -----------
                                                                   17,214,859     4,844,800
                                                                  ===========   ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


           The accompanying condensed notes to financial statements are an integral part of these statements.

                         MINDSPRING ENTERPRISES, INC.
                           CONDENSED BALANCE SHEETS
                                 (Continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                  ------------  ------------
                                                                   (Unaudited)
CURRENT LIABILITIES:

Loan from preferred stockholder                                   $         0   $ 2,500,000
Notes Payable                                                       2,000,000             0
Trade accounts payable                                              1,680,910       994,164
Accrued expenses                                                      708,938       532,406
Deferred revenue                                                      692,332       336,027
                                                                  -----------   -----------
    Total current liabilities                                       5,082,180     4,362,597
                                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 1,000,000 shares authorized and 0 shares issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                                           0             0
Class A convertible preferred stock, $.64 par value; 1,187,895 shares authorized, and 0 and 1,187,895 issued and
  outstanding at June 30, 1996 and December 31, 1995,                       0       744,575
  respectively.
Class B convertible preferred stock, $1.55 par value; 645,596 shares authorized and 0 and 645,594 shares issued and
  outstanding at June 30, 1996 and December 31, 1995,
  respectively                                                              0     1,000,000
Class C convertible preferred stock, $.01 par value; 5,000,000 shares authorized and 100,000 issued and outstanding at
  June 30, 1996 and December 31, 1995, respectively                   638,000       638,000
Common stock, $.01 par value; 15,000,000 shares authorized
  and 5,125,793 and 1,267,304 issued and outstanding at
  June 30, 1996 and December 31, 1995, respectively                    51,258        12,673
Additional paid-in capital                                         15,976,226       120,547

Accumulated deficit                                                (4,532,805)   (2,033,592)
                                                                  -----------   ----------
     Total stockholders' equity                                    12,132,679       482,203
                                                                  -----------   -----------
                                                                  $17,214,859   $ 4,844,800
                                                                  ===========   ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           The accompanying condensed notes to financial statements are an integral part of these statements.

                         MINDSPRING ENTERPRISES, INC.
                        CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                                1996                   1995               1996                 1995
                                           --------------         -------------       ------------          ------------
REVENUES
 Access                                    $   1,506,315          $     235,633       $  2,671,634          $    347,363
 Subscriber start-up fees                        478,672                 91,242            845,768               146,642
 Business services                               396,850                 24,905            671,155                31,530
 Other                                           112,972                (12,359)           117,966               (14,228)
                                           -------------          -------------       ------------          ------------
  Total revenues                               2,494,809                339,421          4,306,523               511,307
                                           -------------          -------------       ------------          ------------
COST AND EXPENSES
 Cost of revenues -- recurring             $     754,569          $      98,084       $  1,296,203          $    160,479
 Cost of subscriber start-up fees                351,783                 41,192            616,120                62,833
 Selling                                         991,487                 56,512          1,570,411                84,972
 General and administrative                    1,611,503                280,249          2,770,542               419,197
 Depreciation and amortization                   362,435                 33,625            596,343                48,125
                                           -------------          -------------       ------------          ------------
  Total operating expenses                     4,071,777                509,662          6,849,619               775,606
                                           -------------          -------------       ------------          ------------
OPERATING LOSS                             $  (1,576,968)         $    (170,241)      $ (2,543,096)         $   (264,299)
INTEREST (EXPENSE) INCOME, NET                   117,015                  1,166             43,883                 2,364
                                           -------------          -------------       ------------          ------------
NET LOSS                                   $  (1,459,953)         $    (169,075)      $ (2,499,213)         $   (261,935)
                                           =============          =============       ============          ============
NET LOSS PER SHARE                         $       (0.29)         $       (0.06)      $      (0.58)         $      (0.09)
                                           =============          =============       ============          ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                            5,111,782              2,871,229          4,309,859             2,857,119
                                           =============          =============       ============          ============

           The accompanying condensed notes to financial statements are an integral part of these statements.

                         MINDSPRING ENTERPRISES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      1996                 1995
                                                                  -----------          ------------
CASH FLOW USED IN OPERATING ACTIVITIES:
 Net loss                                                         $(2,499,213)          $ (261,935)
 Adjustments to reconcile net loss to net cash used in
   operating activities
 Depreciation and amortization                                        596,343               48,125
 Changes in operating assets and liabilities:
    Trade receivables                                                (640,087)            (166,285)
    Other current assets                                              (57,242)              (1,650)
    Trade accounts payable                                            686,746              151,439
    Accrued expenses                                                  176,532               45,919
    Deferred revenue                                                  356,305              109,575
                                                                  -----------           ----------
       Net cash used in operating activities                       (1,380,616)             (74,812)
                                                                  -----------           ----------
CASH FLOW USED IN INVESTING ACTIVITIES
 Purchases of property and equipment                               (3,922,432)            (710,514)
 Purchase of customer base                                         (3,000,000)                   -
 Product development costs                                            (77,989)             (74,964)
 Other                                                                    125               (1,012)
                                                                  -----------           ----------
       Net Cash Used For Investing Activities                      (7,000,296)            (786,490)
                                                                  -----------           ----------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds of loan from preferred stockholder                        1,000,000                    -
 Payments of loan from preferred stockholder                       (3,500,000)                   -
 Proceeds from Note Payable                                         2,000,000                    -
 Issuance of common stock                                          14,149,689               50,000
 Issuance of preferred stock                                                -            1,000,000
                                                                  -----------           ----------
       Net Cash Provided By Financing Activities                   13,649,689            1,050,000
                                                                  -----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           5,268,777              188,698
CASH AND CASH EQUIVALENTS, beginning of period                        424,834              584,798
                                                                  -----------           ----------

CASH AND CASH EQUIVALENTS, end of period                          $ 5,693,611           $  773,496
                                                                  ===========           ==========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
 Interest paid                                                    $   136,127           $        0
                                                                  -----------           ----------

           The accompanying condensed notes to financial statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission on March 13, 1996.

2. On June 28, 1996, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with PSINet Inc., a New York corporation ("PSINet"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights in connection with the consumer dial-up Internet access services currently operated by PSINet in the United States ("Consumer Services"), including approximately 100,000 subscriber contracts, and the lease, all telephone switches and other equipment for a customer service facility (the "Harrisburg Facility"), and approximately 75 employees who are expected to continue to operate that facility (the "Acquisition").

         The Purchase Agreement specifies a maximum aggregate purchase price for the Acquisition of approximately $21,400,000 (including approximately $1,400,000 representing the net book value of the Harrisburg Facility) to be paid at two closings, the first of which occurred on June 28, 1996 (the "First Closing"). At the First Closing, the Company paid PSINet $1,000,000 in cash (from cash on hand), and issued a promissory note in the amount of $2,000,000 (the "First PSINet Note") in return for 15,000 subscriber accounts. The second closing is to occur on a date to be mutually determined by the Company and PSINet, and is currently anticipated to occur in September 1996 (the "Second Closing"). At the Second Closing, the Company anticipates issuing a second promissory note in the amount of $10,200,000 (the "Second PSINet Note") in exchange for additional subscriber accounts and the Harrisburg Facility. In addition to the consideration delivered at the First Closing and the Second Closing, the Company has agreed to issue additional promissory notes for the balance of the purchase price for the assets (which will depend primarily upon the number of acquired subscribers who remain subscribers of the Company as of certain specified dates). The promissory notes are convertible into Common Stock of the Company if such notes are not redeemed in full by the first anniversary of the issuance of such notes. See "--Liquidity and Capital Resources."

         In connection with the Purchase Agreement, the parties also entered into a Network Services Agreement (the "Services Agreement"), pursuant to which PSINet has agreed generally to provide Internet connection services to the Company and its subscribers through PSINet's nationwide network of over 220 points-of-presence ("POPs"). Pursuant to the Services Agreement, the Company has agreed to pay specified monthly fees for each subscriber that the Company has assigned to a primary dial-in POP that is a PSINet POP. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Either party may terminate the Services Agreement upon 365 days written notice to the other party. The Company may terminate the Services Agreement in whole or in part without advance notice to PSINet under certain circumstances if there is a significant failure of PSINet's network. The Company may also terminate the Services Agreement on a per POP basis upon payment to PSINet of an amount equal to the aggregate amount of the fees paid or payable by the Company for the last two months' service provided through the PSINet POP or POPs being terminated.

         See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 6(b). Reports on Form 8-K."

3. Certain amounts in the prior year financial statements have been reclassified to confirm to the current year presentation.

4. In March 1996, the Company completed an initial public offering of its Common Stock. The Company issued 1,950,000 shares at an initial public offering price of $8.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $13,672,000. In April 1996, the Company's underwriters exercised a portion of the over-allotment option granted in connection with the Company's initial public offering, electing to purchase 75,000 additional shares of Common Stock. The net proceeds to the Company were approximately $478,000.

5. The Company used a portion of the proceeds from the initial public offering to repay outstanding principal amounts of $3,500,000 loaned to the Company by ITC Holding Company, Inc. ("ITC Holding") plus accrued interest (at the rate of 14% per annum) of approximately $97,000.

6. The net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). For the quarter and six months ended June 30, 1996, the Class C Preferred Stock and stock options are excluded from the calculation as their effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering, regardless of whether they are dilutive (using the treasury stock method and an initial public offering price of $8.00 per share). Accordingly, all stock options granted and the Class C Preferred are included in the earnings per share calculations for all periods presented prior to the effective date of the initial public offering (March 13, 1996), even though the effect on net loss is antidilutive. The Class A Preferred Stock and Class B Preferred Stock have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive. Concurrently with the completion of the initial public offering, all outstanding shares of Class A Preferred Stock and Class B Preferred Stock converted into shares of Common Stock, on the basis of one for one.

7. There was no provision for or cash payment of income taxes for the three months and six months ended June 30, 1996 and 1995, respectively, as the Company had a net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1996.

8.       Pro Forma Condensed Statements of Income

         The following unaudited pro forma condensed financial statements have been prepared to give effect to the Acquisition (as defined in Note 2, above). The accompanying pro forma condensed statements of operations of the Company for the six-month period ended June 30, 1996 and the year ended December 31, 1995 give effect to the Acquisition as if it had occurred at the beginning of the respective periods. The accompanying pro forma condensed consolidated balance sheet as of June 30, 1996 has been prepared as if the Acquisition had been consummated as of that date. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. Final purchase adjustments may differ from the pro forma adjustments herein.

         The pro forma condensed consolidated financial statements set forth below should be read in conjunction with "Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto and other financial information and operating information included elsewhere in this report. The pro forma condensed consolidated financial statements and notes thereto are provided for informational purposes only and do not purport to be indicative of actual results had the Acquisition been completed on the dates indicated or of future results.

                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                              AS OF JUNE 30, 1996

                                                                       Historical PSINet
                                                      Historical           Consumer           Transaction       MindSpring
                                                    MindSpring (a)       Services (a)         Adjustments       Pro Forma
                                                    --------------       ------------         -----------       ---------
CURRENT ASSETS:
    Cash & cash equivalents . . . . . . . . .        5,693,611             527,247              (527,247)(e)    5,693,611
    Trade receivables . . . . . . . . . . . .        1,159,367             363,304              (363,304)(e)    1,159,367
    Inventory   . . . . . . . . . . . . . . .           36,478                   0                     0           36,478
    Prepaids and other. . . . . . . . . . . .          347,129              36,512               (36,512)(e)      347,129
                                                  ------------        ------------          ------------     ------------
          Total current assets  . . . . . . .        7,236,585             927,063              (927,063)       7,236,585
                                                  ------------        ------------          ------------     ------------
PROPERTY AND EQUIPMENT:
    Property                                         7,716,928           1,795,396             1,515,000  (b)  10,632,660
                                                                                                (394,664) (e)
    Less: accumulated depreciation and
      amortization. . . . . . . . . . . . . .         (843,055)           (394,664)              394,664 (e)     (843,055)
                                                  ------------        ------------          ------------     ------------
    Property and equipment, net . . . . . . .        6,873,873           1,400,732             1,515,000        9,789,605
                                                  ------------        ------------          ------------     ------------
Product development costs . . . . . . . . . .           95,920                   0                     0           95,920

Intangibles, net  . . . . . . . . . . . . . .        3,000,000           5,097,294            17,700,000 (c)   20,700,000
                                                                                              (5,097,294)(e)
Other assets  . . . . . . . . . . . . . . . .            8,481              43,000               (43,000)(e)        8,481
                                                  ------------        ------------          ------------     ------------
      Total assets. . . . . . . . . . . . . .       17,214,859           7,468,089            13,147,643       37,830,591
                                                  ============        ============          ============      ===========


CURRENT LIABILITIES:
    Notes payable to PSINet . . . . . . . . .        2,000,000                   0            18,400,732 (d)   20,400,732
    Current amount of capital lease
      obligations . . . . . . . . . . . . . .                0             398,170              (398,170)(e)            0
    Current portions of long term debt                       0              54,648               (54,648)(e)            0
    Due to parent . . . . . . . . . . . . . .                0          28,684,996           (28,684,996)(e)            0
    Trade accounts payable  . . . . . . . . .        1,680,910             703,211              (703,211)(e)    1,680,910
    Accrued expenses  . . . . . . . . . . . .          708,938              77,430               (77,430)(e)    2,923,938
                                                                                               1,515,000 (b)
                                                                                                 700,000 (f)
    Deferred revenue  . . . . . . . . . . . .          692,332             899,774              (899,774)(e)      692,332
                                                  ------------        ------------          ------------     ------------
             Total current liabilities               5,082,180          30,818,229           (10,202,497)      25,697,912
                                                  ------------        ------------          ------------     ------------
LONG TERM LIABILITIES:
    Long term capital lease
      obligations . . . . . . . . . . . . . .                0             601,353              (601,353)(e)            0

    Long term notes payable . . . . . . . . .                0              67,315               (67,315)(e)            0
                                                  ------------        ------------          ------------     ------------
            Total long term liabilities . . .                0             668,669              (668,668)               0
                                                  ------------        ------------          ------------     ------------
            Total liabilities . . . . . . . .        5,082,180          31,486,897           (10,871,165)      25,697,912
                                                  ------------        ------------          ------------     ------------
STOCKHOLDERS' EQUITY:
    Class C preferred stock . . . . . . . . .          638,000                   0                     0          638,000
    Common stock  . . . . . . . . . . . . . .           51,258                   0                     0           51,258


    Additional paid-in capital  . . . . . . .       15,976,226                   0                     0       15,976,226


    Accumulated deficit . . . . . . . . . . .       (4,532,805)        (24,018,808)           24,018,808       (4,532,805)
                                                  ------------        ------------          ------------     ------------
           Total equity . . . . . . . . . . .       12,132,679         (24,018,808)           24,018,808       12,132,679
                                                  ------------        ------------          ------------     ------------
           Total liabilities & stockholders'
           equity . . . . . . . . . . . . . .       17,214,859           7,468,089            13,147,643       37,830,591
                                                  ============        ============          ============     ============

- -------------------
  (a) Derived from the financial statements of the Company and the PSINet Consumer Services.
  (b) Additional capital expenditures recorded by the Company to support the PSINet subscribers being acquired.
  (c) Reflects the allocation of the purchase price to tangible and intangible assets based on the estimated fair value of such assets and to identifiable liabilities. The intangible asset resulting from the acquisition has been determined to relate primarily to the acquired customer base, and will be amortized over a three-year period.
  (d) The First PSINet Note ($2,000,000 principal amount) is reflected on the balance sheet as of June 30, 1996. Assumes that the Company is required to pay for the maximum 100,000 PSINet subscriber accounts specified in the Purchase Agreement and acquires the Harrisburg Facility at the Second Closing for its net book value of approximately $1,400,000, resulting in a principal amount outstanding under the PSINet Notes of approximately $18,400,000.

      The pro forma intangible assets have been adjusted to reflect this assumption. Under the terms of the Purchase Agreement, the number of subscribers that the Company must pay for is not to exceed 100,000, but could be less depending primarily upon the number of acquired subscribers who remain subscribers of the Company as of certain specified measurement dates. If, for example, only 75,000 subscribers were acquired, then the net cash proceeds would be increased by $5,175,000 million and the intangible assets reduced by the same amount.
  (e) Reflects the removal of assets and liabilities of the PSINet Consumer Services that are not being acquired and/or assumed by MindSpring as part of the Acquisition.
  (f) Reflects the cost of certain contractual obligations of the Company related to converting subscriber accounts acquired from PSINet to MindSpring's operating system.





               UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME

                                                                 Year Ended December 31, 1995
                                                -----------------------------------------------------------------
                                                                 Historical PSINet
                                                 Historical         Consumer        Transaction       MindSpring
                                                MindSpring(a)       Services (a)    Adjustments       Pro Forma
                                                ------------        ------------    ------------      -----------
  Revenues  . . . . . . . . . . . . . . .       $  2,226,844        $  6,488,291    $         0       $ 8,715,135
  Costs and expenses
     Selling, general and                          2,230,102
       administrative expenses. . . . . .                             11,321,248     (4,847,939)(c)     8,703,411
     Cost of revenues   . . . . . . . . .            965,773           4,873,604     (1,629,458)(f)     4,209,919
     Depreciation   . . . . . . . . . . .            264,683             213,105        303,000 (d)       780,788
      Amortization                                         0           3,160,158     (3,160,159)(g)     6,900,000
                                                                                      6,900,000 (e)
                                                ------------        ------------   ------------     -------------
  Total costs and expenses  . . . . . . .          3,460,558          16,407,957     (2,434,555)       20,594,118
                                                ------------        ------------   ------------     -------------
  Income (loss) from operations . . . . .         (1,233,714)         (9,919,666)     2,434,555       (11,878,982)

  Interest (income) expense . . . . . . .            724,817              32,253              0           757,070
                                                ------------        ------------   ------------     -------------
  Net income (loss) . . . . . . . . . . .       $ (1,958,531)       $ (9,951,919    $ 2,434,555     $ (12,636,052)
                                                ============        ============   ============     =============
     Weighted average common shares
       outstanding. . . . . . . . . . . .          3,175,376                                            3,175,376

     Offering Shares  . . . . . . . . . .          2,025,000                                            2,025,000
                                                ------------                                        -------------
       Total pro forma common
          shares outstanding  . . . . . .          5,200,376                                            5,200,376

     Historical net loss per share (b)  .       $      (0.62)                                      $        (3.98)
                                                ============                                       ==============
     Pro Forma net loss per share (b) . .       $      (0.38)                                      $        (2.43)
                                                ============                                       ==============



                      (Table continued on following page.)

                                                            SIX MONTH PERIOD ENDED JUNE 30, 1996
                                             --------------------------------------------------------------------
                                                               HISTORICAL PSINET
                                               HISTORICAL          CONSUMER        TRANSACTION        MINDSPRING
                                             MINDSPRING (A)      SERVICES (A)      ADJUSTMENTS        PRO FORMA
                                             --------------    -----------------   -----------        ---------


Revenues  . . . . . . . . . . . . .        $ 4,306,523         $ 7,955,466        $        0       $  12,261,989
Costs and expenses
  Selling, general and
   administrative expenses . . . .           4,340,953          12,017,951        (3,997,270)(c)      12,361,634
  Cost of revenues. . . . . . . . .          1,912,323           4,678,893          (701,162)(f)       5,890,056
  Depreciation  . . . . . . . . . .            596,343             181,560           151,500 (d)         929,403
  Amortization  . . . . . . . . . .                  0           1,569,643        (1,569,642)(g)       3,450,000
                                                                                   3,450,000 (e)
                                           -----------         -----------        ----------       -------------
Total costs and expenses  . . . . .          6,849,619          16,878,406        (2,666,575)         22,631,093
                                           -----------         -----------        ----------       -------------
Income (loss) from operations . . .         (2,543,096)         (8,922,940)        2,666,575         (10,369,104)

Interest (income) expense . . . . .            (43,883)             62,395                 0              (18,752)
                                           -----------         -----------        ----------       -------------
Net income (loss) . . . . . . . . .        $(2,499,213)        $(8,985,575)      $(2,666,575)      $ (10,387,856)
                                           ===========         ===========       ===========       =============
  Weighted average common
   shares outstanding . . . . . . .          4,309,859                                                 4,309,859
  Net loss per share (h). . . . . .        $     (0.58)                                            $       (2.41)
                                           ===========                                             =============

- ------------------

(a) Derived from the financial statements of the Company or the PSINet Consumer Services, as applicable.
(b) Pro forma net loss per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). Common Stock and Common Stock equivalent shares issued at prices below the initial public offering price during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive. Accordingly, all stock options granted and the Class C Preferred Stock are included in the earnings per share calculations for all periods presented, even though the effect on net loss is antidilutive. The Class A Preferred Stock and the Class B Preferred Stock have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive. Concurrently with the completion of the initial public offering all outstanding shares of Class A Preferred Stock and Class B Preferred Stock converted on a one-for-one basis into shares of Common Stock. The shares of Common Stock issued in the initial public offering have been included in the pro forma calculations as if they were outstanding for the entire period.
(c) Reflects reduction of PSINet's historical selling, general, and administrative expenses relating to the Consumer Services to the historical relationship of such expenses experienced by the Company as a percentage of revenues. A majority of PSINet's historical selling, general, and administrative expenses result from functions not being acquired by the Company, including certain allocations to the Consumer Services of PSINet's historical corporate level expenses. The impact of expected economies of scale to reduce selling, general, and administrative expenses relating to the Consumer Services below the Company's historical relationship of such expenses to revenue have not been reflected, as the amount is not determinable on a pro-forma historical basis.
(d) Reflects additional depreciation expense associated with capital expenditures recorded by the Company to support the PSINet subscribers being acquired.
(e) Reflects the amortization of the excess of the purchase price over the estimated fair value of the tangible and intangible assets to be acquired in the Acquisition. The assigned lives of the acquired tangible and intangible assets is three years. The above is based on the assumption that the Company pays for 100,000 subscribers. If only 75,000 PSINet subscribers are paid for, this amount would be reduced to $5,175,000 and $2,875,000 for the year ended December 31, 1995 and the six months ended June 30, 1996, respectively.
(f) Reflects the difference between the Company's historical costs and the costs that would have been incurred pursuant to the Services Agreement.
    See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.
(g) Reflects the elimination of PSINet's historical amortization associated with PSINet's acquisition in February 1995 of The Pipeline Network, Inc.
(h) Loss per share is computed using the weighted average number of shares of Common Stock adjusted for the dilutive effect of Common Stock equivalents (Class C Preferred Stock and stock options). Such Common Stock equivalents are excluded from this calculation as their effect is antidilutive. Common Stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MindSpring is a provider of Internet access. The Company was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. The Company reincorporated in Delaware and effected a recapitalization in December 1995, in which shares of capital stock of the Company's predecessor Georgia corporation were converted into shares of the Company's capital stock on the basis of 1.936199 for one. All share information has been restated to reflect the effect of the recapitalization.

         On June 28, 1996, the Company entered into an Asset Purchase Agreement with PSINet, Inc. (the "Purchase Agreement"), a New York corporation ("PSINet"), pursuant to which the Company agreed to acquire the subscriber accounts and certain other assets in connection with the consumer dial-up Internet access services currently operated by PSINet in the United States (the "Consumer Services"), including approximately 100,000 subscriber accounts, and the lease, all telephone switches and other equipment for a customer service facility located in New Cumberland, Pennsylvania (the "Harrisburg Facility") and approximately 75 employees who are expected to continue to operate that facility (the "Acquisition").

         The Purchase Agreement specifies a maximum aggregate purchase price for the Acquisition of approximately $21,400,000 (including $1,400,000 representing the net book value of the Harrisburg Facility) to be paid at two closings, the first of which occurred on June 28, 1996 (the "First Closing"). At the First Closing, the Company paid PSINet $1,000,000 in cash (from cash on hand), and issued a promissory note in the amount of $2,000,000 (the "First PSINet Note") in return for 15,000 subscriber accounts. The second closing is to occur on a date to be mutually determined by the Company and PSINet, and is currently anticipated to occur in September 1996 (the "Second Closing"). At the Second Closing, the Company anticipates issuing a second promissory note in the amount of $10,200,000 (the "Second PSINet Note") in exchange for additional subscriber accounts and the Harrisburg Facility. In addition to the consideration delivered at the First Closing and the Second Closing, the Company has agreed to issue additional promissory notes for the balance of the purchase price for the assets (which will depend primarily upon the number of acquired subscribers who remain subscribers of the Company as of certain specified dates). Each of the promissory notes to be issued by the Company for the Acquisition (collectively, the "PSINet Notes") is convertible into Common Stock of the Company if such note is not redeemed in full by the first anniversary of the issuance of such note. See "--Liquidity and Capital Resources."

         In connection with the Purchase Agreement, the parties also entered into a Network Services Agreement (the "Services Agreement"), pursuant to which PSINet has agreed generally to provide Internet connection services to the Company and its subscribers through PSINet's nationwide network of over 220 points-of-presence ("POPs"). Pursuant to the Services Agreement, the Company has agreed to pay specified monthly fees for each subscriber that the Company has assigned to a primary dial-in POP that is a PSINet POP. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Either party may terminate the Services Agreement upon 365 days written notice to the other party. The Company may terminate the Services Agreement in whole or in part without advance notice to PSINet under certain circumstances if there is a significant failure of PSINet's network. The Company may also terminate the Services Agreement on a per-POP basis upon payment to PSINet of an amount equal to the aggregate amount of the fees paid or payable by the Company for the last two months' service provided through the PSINet POP or POPs being terminated.

        The Company believes that, primarily as a consequence of the Acquisition, the Company's future financial results will not be comparable to its historical financial results. This report contains certain forward-looking statements, which reflect management's current intentions and expectations. Such forward-looking statements are subject to risks and uncertainties which could cause actual future results to differ materially from those currently anticipated. Such risks and uncertainties include factors such as, but not limited to, the ability of the Company to successfully integrate the assets acquired from PSINet into the Company's operations and implement the Services Agreement, as well as the availability of financing to fund the Company's growth and business plans, including the Acquisition. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.

         The Company derives revenues primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. In May 1996, in response to a changing competitive environment, the Company introduced five different pricing plans for dial-up access, compared to the two prior plan offerings, the Standard Plan ($15 per month for up to 20 hours plus $1 per hour over 20 hours) or the Flat Rate Plan ($29.95 per month for unlimited access). With the new pricing plans, new and existing subscribers have a choice of two "flat rate" plans (The Works and Unlimited Access) and three "usage-sensitive" plans (Standard, Beat the Clock and Light). These plan changes generally represent a reduction from the previous rates. The Company anticipates that additional price changes may be necessary in the future due to the dynamic nature of the Internet access industry. Management believes that the reduction in revenues per subscriber due to the recently effected price changes will be offset in the near term by continuing increases in subscriber growth. However, there can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

         For the quarter ended June 30, 1996, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non- "flat rate" subscribers, divided by total subscribers), compared to $23 per dial-up subscriber for the quarter ended June 30, 1995. Start-up fees for new subscribers typically range from $25 to $35 per user, which covers the costs of the direct materials, mailing, and licensing fees associated with each new subscriber. Most of the Company's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.

         In addition, the Company earns revenues by providing Web-hosting services, full-time dedicated access connections to the Internet and domain registration primarily to businesses and some individual subscribers. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web, so that the information is available to anyone who has access to the Internet. The Company provides the subscriber the ability to personalize an electronic mail address through its domain registration services. These services have been classified as business services in the condensed statements of income and the table below.

         The table below shows historical revenues and cost of revenues by category and the percentage of the total revenues attributable to each category. Dollar amounts are shown in thousands.

                                       SECOND               SIX               SECOND              SIX
                                    QUARTER ENDED       MONTHS ENDED      QUARTER ENDED       MONTHS ENDED
                                    JUNE 30, 1995       JUNE 30, 1995      JUNE 30, 1996      JUNE 30, 1996
                                    --------------      ------------      -------------       -------------
REVENUES:
Dial-up access to Internet          $   236     70%      $ 347    68%      $ 1,506   60%       $2,672    62%
Start-up fees                            91     27         147    29           479   19           846    19
Business services                        25      7          31     6           397   16           671    16
Other revenues, net (1)                 (13)    (4)        (14)   (3)          113    5           118     3
                                    -------    ---       -----   ---       -------  ---        ------   ---
        Total                       $   339    100%      $ 511   100%      $ 2,495  100%       $4,307   100%
                                    =======    ===       =====   ===       =======  ===        ======   ===
COST OF REVENUES:
Cost of revenues --recurring        $    98     29%      $ 160    32%      $   755   30%       $1,297    30%
Cost of subscriber start-up fees         41     12          63    12           352   14           616    14
                                    -------    ---       -----   ---       -------  ---        ------   ---
        Total cost of revenues      $   139     41%      $ 223    44%      $ 1,107   44%       $1,913    44%
                                    =======    ===       =====   ===       =======  ===        ======   ===


- --------------------------------------------
(1) "Other revenues, net" include billing adjustments and miscellaneous (primarily non-recurring) additional items.

         The Company's costs include (1) costs of revenues that are primarily related to the number of subscribers, (2) selling, general and administrative expenses that are associated more generally with operations, and
(3) depreciation and amortization, which are related to the size of the Company's network. Costs of revenues consist primarily of the start-up expenses for each subscriber, certain monthly licensing fees, and the costs of telecommunications facilities necessary to provide service to subscribers. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses. Costs of revenues also include monthly license fees per subscriber for the right to receive and make available certain news services. Telecommunications costs include the costs of providing local telephone lines into each POP and costs associated with leased lines connecting each POP to the Company's Atlanta hub and connecting the hub to the Internet backbone.

         As the above table indicates, subscriber start-up fees have decreased generally as a percentage of revenues as the cumulative subscriber base has increased. Because operating margins on start-up fees are lower than margins earned for providing monthly access services, a continuing trend of decreasing start-up fee revenues would, by itself, tend to increase the overall margins for the Company. However, the impact of this trend has been offset historically by the increased costs and expenses associated with opening new POPs. As a result of the Acquisition, the Company generally anticipates opening fewer POPs.

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as the scope of the Company's operations increases, primarily as a result of the Acquisition and the related nationwide expansion of the Company's marketing and advertising activities. However, the Company expects such costs will be more than offset by anticipated increases in revenues attributable to the subscriber accounts acquired as part of the Acquisition. In addition, significant levels of marketing activity may be necessary in order for the Company to build or increase its subscriber base in a given market to a size large enough to generate sufficient revenues to offset such marketing expenses. The Company does not defer any start-up expenses or subscriber acquisition costs related to entering new markets. The costs associated with the development and registration of the Company's trademarks have been expensed as incurred. Such costs have not been material.

         Historically, the Company has achieved growth of subscriber revenues by providing service in new Company-owned POPs. For each new POP opened to date, the Company has initially invested approximately $35,000 in capital expenditures for telecommunications equipment, primarily modems and terminal servers. The Company also incurs approximately $5,000 of installation costs for local telephone lines and for the leased telephone lines used in transporting data from the POP to the Company's Atlanta hub. The Company estimates that approximately 250 subscribers can be served by the capacity provided by its initial investment (which typically includes 24 telephone lines) in each POP, based on current rates of usage.

         Prior to the transactions with PSINet, as the demand for the Company's services in a particular POP has grown, the Company has had to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The Services Agreement provides the Company the option to evaluate on a POP-by-POP basis whether to continue to develop POPs using the Company's resources or to conserve capital through utilization of the PSINet POPs for a specified fee. As the Company expands into new markets, both cost of revenues and selling, general and administrative expenses will increase. To the extent the Company opens its own POPs, such expenses may also increase as a percentage of revenues in the short term after a new POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenues can be expected from that market. However, to the extent that the Company expands into new markets by using the PSINet POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to PSINet per subscriber served, as provided in the Services Agreement.

         The Company estimates that as of June 30, 1996, the Company's 40 POPs, which were serving approximately 34,460 subscribers as of such date, had sufficient capacity to serve in excess of approximately 38,900 subscribers. As of June 30, 1996, the Company and PSINet maintained 20 POPs in the same locations. Pursuant to the Services Agreement, the Company has the flexibility to offer Internet access in such overlapping POP locations through its own POP, through PSINet's POP or a combination of both. In certain of these locations, it may be more cost-effective for the Company to close its own POP and offer Internet access exclusively through PSINet's POP. The Company currently estimates that it will be offering Internet access in over 200 POPs by the end of 1996. Although the Company does not currently plan to open a significant number of new POPs in 1996, the Company intends to maintain the flexibility to close, expand or open new Company-owned POPs or make other capital investments as and where subscriber demand or strategic considerations may warrant. The closing or expansion of existing POPs or opening of new POPs will be evaluated by management on a POP-by-POP basis.

         The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its subscriber base and geographic coverage. Accordingly, the Company expects that its cost of revenues, selling expenses, general and administrative expenses, and capital expenditures will continue to increase, all of which may have a negative impact on short-term operating results.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         The following table sets forth certain financial data for each of the quarters ended June 30, 1996 and June 30, 1995. The quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                                   QUARTERS ENDED JUNE 30,
                                                                1995                            1996
                                                     ------------------------        ---------------------------
                                                                       % of                               % of
                                                                     REVENUES                           REVENUES
                                                                     --------                           --------
STATEMENTS OF OPERATIONS DATA:
Revenues                                            $      339         100%         $     2,495           100%
                                                    ----------       --------       -----------         --------
Selling, general and administrative expenses               336          99%               2,603           104%
Cost of revenues                                           139          41%               1,107            44%
Depreciation and amortization                               34          10%                 362            15%
                                                    ----------       --------       -----------         --------
         Total costs and expenses                          509         150%         $     4,072           163%
                                                    ==========       ========       ===========         ========

Operating loss                                            (170)                     $    (1,577)
Interest income                                              1                              117
                                                    ----------       --------       -----------         --------
Net Loss                                            $     (169)         50%         $    (1,460)           59%

PER SHARE DATA:
Net loss per share (1)                              $     (.06)                     $      (.29)
Weighted average common shares outstanding           2,871,229                        5,111,782

OTHER OPERATING DATA: (2)
Approximate subscribers at end of period                 4,370                           34,460
POPs at end of period                                        2                               40
Employees at end of period                                  29                              177
Access lines at end of period                              464                            3,479

- -------------------------
(1) Net loss per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). Common Stock and Common Stock equivalent shares issued at prices below $8.00, the initial public offering price per share, during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive. Accordingly, all stock options granted and the Class C Preferred Stock are included in the earnings per share calculations for all periods presented prior to March 13, 1996, the effective date of the initial public offering even though the effect on net loss is antidilutive.
(2) Excludes the effects of the Acquisition.

         Revenues. Revenues for the quarter ended June 30, 1996 totaled approximately $2,495,000, compared to approximately $339,000 for the same period in the prior year. Subscriber start-up fees accounted for 19% of revenue in the quarter ended June 30, 1996, compared to 27% for the quarter ended June 30, 1995. The Company anticipates that as its subscriber base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. The 636% increase in quarterly revenues resulted primarily from an increase of 689% in subscribers to approximately 34,460 as of June 30, 1996, compared to approximately 4,370 subscribers as of June

30, 1995. In addition, business services revenues for the quarter ended June 30, 1996 increased to approximately $397,000, compared to approximately $25,000 for the same period in the prior year due to substantial increases in Web-hosting, domain and dedicated accounts.

         Cost of revenues. For the quarter ended June 30, 1996, cost of revenues increased to approximately $1,107,000 or 44% of revenues, compared to approximately $139,000 or 41% of revenues for the quarter ended June 30, 1995. Cost of revenues increased significantly in the quarter ended June 30, 1996 as a result of the significant increase in subscribers. Cost of revenues increased as a percentage of revenues primarily as a result of the capital expenditures and other costs associated with the opening of new Company-owned POPs and the significant increase in subscribers.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $2,603,000 or 104% of revenues for the quarter ended June 30, 1996, compared to approximately $336,000 or 99% of revenues for the quarter ended June 30, 1995. The increase as a percentage of revenues resulted from the substantial increase in advertising and marketing expenses for developing business in new and existing POPs. The Company was operating 40 POPs as of June 30, 1996, compared to two POPs as of June 30, 1995. Also, the Company increased the number of employees to 177 as of June 30, 1996, compared to 29 as of June 30, 1995, an increase of 510%.

         Depreciation and amortization. During the second quarter 1995, the Company had a relatively small asset base, which expanded dramatically during the second half of 1995 and the first half of 1996. Consequently, depreciation and amortization expenses increased to approximately $362,000 or 15% of revenues for the quarter ended June 30, 1996, compared to approximately $34,000 or 10% of revenues for the same period in the prior year.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         The following table sets forth certain financial data for each of the six-month periods ended June 30, 1996 and June 30, 1995. The period information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented.
Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       1995                             1996
                                                            -------------------------       -----------------------------
                                                                               % of                                % of
                                                                             REVENUES                            REVENUES
                                                                             --------                            --------
STATEMENTS OF OPERATIONS DATA:
Revenues                                                    $      511         100%         $      4,307           100%
                                                            ----------       --------       ------------         --------
Selling, general and administrative expenses                       504          99%                4,341           101%
Cost of revenues                                                   223          44%                1,913            44%
Depreciation and amortization                                       48           9%                  596            14%
                                                            ----------       --------       ------------         --------
         Total costs and expenses                                  775         152%         $      6,850           159%
                                                            ==========       ========       ============         ========

Operating loss                                                    (264)                     $     (2,543)
Interest expense                                                     0                               (92)
Interest income                                                      2                               136
                                                            ----------       --------       ------------         --------
Net Loss                                                    $     (262)         54%         $     (2,499)           58%

PER SHARE DATA:
Net loss per share (1)                                      $     (.09)                      $      (.58)
Weighted average common shares outstanding                   2,857,119                         4,309,859

- ------------------------------
(1) Net loss per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). Common Stock and Common Stock equivalent shares issued at prices below $8.00, the initial public offering price per share, during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering, regardless of whether they are dilutive. Accordingly, all stock options granted and the Class C Preferred Stock are included in the earnings per share calculations for all periods presented prior to March 13, 1996, the effective date of the initial public offering even though the effect on net loss is antidilutive.

         Revenues. Revenues for the six months ended June 30, 1996 totaled approximately $4,307,000, as compared to approximately $511,000 for the same period in the prior year. Subscriber start-up fees accounted for 19% of revenues for the six months ended June 30, 1996, as compared to 29% for the six months ended June 30, 1995. The 743% increase in period revenues resulted primarily from an increase of 689% in subscribers to approximately 34,460 as of June 30, 1996, compared to approximately 4,370 subscribers as of June 30, 1995. In addition, the business services revenues in the period ended June 30, 1996 increased to approximately $671,000 or 16% of revenues, as compared to approximately $31,000 or 6% of revenues, for the same period in the prior year, primarily due to substantial increases in Web-hosting accounts.

         Cost of revenues. For the six months ended June 30, 1996, cost of revenues increased to approximately $1,913,000 or 44% of revenues, compared to approximately $223,000 or 44% of revenues for the six months ended June 30, 1995. Cost of revenues increased significantly for the six-month period ended June 30, 1996 as a result of the capital expenditures and other costs associated with the opening of new Company-owned POPs and the significant increase in subscribers.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $4,341,000 or 101% of revenues for the six months ended June 30, 1996, compared to approximately $504,000 or 99% of revenues for the six months ended June 30, 1995. The increase as a percentage of revenues resulted primarily from increased advertising expenses incurred to attract new subscribers, whereas in the past the Company relied primarily on personal referrals. The overall increase in expenses was primarily attributable to the expansion of the Company's operations in terms of POPs, subscribers and employees between the periods. The Company was operating 40 POPs and had 177 employees as of June 30, 1996, compared to two POPs and 29 employees as of June 30, 1995.

         Depreciation and amortization. Depreciation and amortization expenses increased substantially to approximately $596,000 or 14% of revenues for the six months ended June 30, 1996, compared to approximately $48,000 or 9% of revenues for the same period in the prior year, reflecting a dramatic expansion in the Company's asset base.

         Interest Expense. At the beginning of the first quarter of 1996, the Company had $2,500,000 outstanding under a loan agreement with ITC Holding. In March 1996, the outstanding amount of $3,500,000 was paid in full, plus accrued interest of $97,000, with a portion of the proceeds from the initial public offering. The interest expense of approximately $92,000 recorded during the first six months of 1996 represents interest on this loan, which accrued at the rate of 14% per annum. No such credit facilities existed during the first six months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders. During the first quarter of 1996, the Company completed an initial public offering of Common Stock, issuing 1,950,000 shares at a price of $8.00 per share. The proceeds of the initial public offering were approximately $13,672,000, net of underwriting discounts and expenses. Upon completion of the initial public offering, the Company repaid all outstanding principal amounts outstanding under a loan to the Company from ITC Holding Company, Inc. totaling $3,500,000 and approximately $97,000 in accrued but unpaid interest.

         In April 1996, the Company's underwriters for the initial public offering exercised a portion of the over-allotment option granted by the Company, electing to purchase 75,000 additional shares of Common Stock. The net proceeds to the Company from the exercise of the over-allotment option equaled approximately $478,000, resulting in total cash from financing activities of approximately $13,650,000 for the six months ended June 30, 1996, a $12,600,000 increase compared to the same period in 1995. Cash from financing activities for the second quarter ended June 30, 1996 equaled approximately $2,478,000 (including $2,000,000 in proceeds from the First PSINet Note), a $1,328,000 increase compared to the same period in 1995.

         Cash used in investing activities (approximately $7,000,000 for the six months ended June 30, 1996 (of which approximately $5,706,000 was used during the second quarter ended June 30, 1996) and approximately $786,000 during the six months ended June 30, 1995 (of which approximately $472,000 was used during the second quarter ended June 30, 1995)) consisted primarily of purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition, on June 28, 1996, in connection with the First Closing of the Acquisition, the Company paid PSINet $1,000,000 in cash and issued a one-year promissory note in the amount of $2,000,000.

         At the Second Closing of the Acquisition, which is currently expected to occur in September 1996, the Company will receive the rest of the assets related to the Consumer Services in exchange for issuing the Second PSINet Note in the amount of $10,200,000. The Company has agreed to issue to PSINet two additional promissory notes in payment of the balance of the Purchase Price (up to an aggregate of $8,200,000), depending primarily upon the number of subscribers who remain subscribers of the Company as of certain specified dates, the last of which is to be no later than January 17, 1997.

         The First PSINet Note is, and each of the other PSINet Notes will be, due and payable in full (including accrued interest) on the first anniversary of the date of such PSINet Note and will bear interest at the interest rate published as the "prime rate" in the "Money Rates" section of The Wall Street Journal plus 3.0%. In addition, in the event that any PSINet Note is not paid in full within 90 days after the date of such PSINet Note, the principal amount thereof will increase by 5.0% of the principal then outstanding, compounding at the rate of 5.0% each 90 days thereafter until such PSINet Note is redeemed in full. Therefore, pursuant to the Purchase Agreement, the maximum consideration (excluding interest payable on the PSINet Notes) could increase to approximately $24,800,000 if all of the PSINet Notes are issued and outstanding, and no amounts payable thereunder are paid until due. There are no prepayment penalties under the PSINet Notes.

         In the event that any PSINet Note is not paid in full by the first anniversary of the date of such PSINet Note, the registered owner of such PSINet Note will have the right to convert all, but not less than all, of the amount due under such PSINet Note into fully paid and non-assessable shares of Common Stock, at a conversion price per share equal to the closing price of the Common Stock reported on The Nasdaq Stock Market as of the end of the trading day on the Second Closing Date or, if the Second Closing Date has not occurred, then as of the end of the trading day on the First Closing Date.

         The Company does not anticipate making any payments on any PSINet Note before the fourth quarter of 1996, when the Company anticipates raising additional capital from public or private equity or debt sources. The principal amount of the First PSINet Note will increase by 5.0% if not paid in full on or before September 26, 1996. If issued in September 1996, the principal amount of the Second PSINet Note will increase by 5.0% if not paid in full on or before the ninetieth day after issuance during December 1996.

         In connection with the Nando.net Transaction (as defined in Item 5 of Part II of this report), the Company is required to pay $100,000 in cash at the Closing, which is expected to occur on or about September 30, 1996. The balance of the purchase price in the Nando.net Transaction may be paid in the form of a secured promissory note. The aggregate purchase price is currently expected to be approxiately $700,000. See Part II, Item 5.

         On July 15, 1996, the Company and Bell South Telecommunications, Inc. ("BellSouth") entered into a two-year agreement (the "BellSouth Agreement"), pursuant to which the Company agreed to purchase telecommunications services from BellSouth for a minimum of $2,000,000 in the first year, and, in the second year, a minimum of 90% of the amount billed to the Company during the first year. The Company may renew the BellSouth Agreement pursuant to two one-year renewal options. In the event the Company terminates the BellSouth Agreement prior to its expiration, the Company is required to pay BellSouth a termination fee equal to 50% of the amounts billed to the Company during the 12 months preceding such termination. The Company currently has no other material commitments except for obligations related to the First PSINet Note and various operating leases entered into in the ordinary course of the Company's business, including the Company's office space lease (which expires on March 31, 1999).

         Current anticipated capital expenditures through the end of 1996 and for 1997 required due to the nationwide expansion of the Company's subscriber base primarily as a result of the Acquisition, and in connection with the expansion of existing Company-owned POPs or, if applicable, opening of selected new Company POPs, are estimated to be $5,700,000 and $10,000,000, respectively.

         At June 30, 1996, the Company's principal sources of liquidity were approximately $5,694,000 in cash. The Company anticipates that cash requirements for the rest of 1996 will include approximately $20,400,000 for repayment of currently anticipated outstanding principal amounts (excluding accrued interest) under the PSINet Notes (assuming that all of the PSINet Notes will be issued during 1996 and that the Company pays the maximum aggregate purchase price payable under the Purchase Agreement), approximately $5,700,000 for capital expenditures (excluding approximately $1,400,000 in capital expenditures for the Harrisburg Facility to be represented by a portion of the Second PSINet
Note) and approximately $2,400,000 to fund operating losses (including approximately $2,000,000 for advertising and promotional expenses) before depreciation.

         The Company expects to refinance the Acquisition and obtain additional working capital through a public offering of its Common Stock during the third or fourth quarters of 1996. The public offering will be made only by means of a prospectus. The Company's cash and financing needs for the remainder of 1996, for 1997 and beyond will be dependent on the Company's level of subscriber growth and the related capital expenditures, advertising costs and working capital needs necessary to support such growth. Other than the anticipated public equity financing during the third or fourth quarters of 1996, the Company has not identified financing sources to fund such cash needs. If alternative sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the Services Agreement). In addition, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in expenses, or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance its anticipated growth and contemplated capital expenditures. In addition, the Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

                                    PART II

                               OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

         On August 6, 1996, the Company entered into a definitive agreement with The News and Observer Publishing Company ("N&O"), pursuant to which the Company agreed to acquire certain Internet access individual subscriber accounts in North Carolina and related assets currently used by N&O in connection with its Nando.net Internet access business (the "Nando.net Transaction").

         Consummation of the Nando.net Transaction is subject to the fulfillment of customary closing conditions, and is currently expected to occur on or about September 30, 1996 (the "Closing Date"). As payment for the Nando.net Transaction, the Company is required to pay N&O (i) $100,000 on the Closing Date, and (ii) an additional amount based upon the number of acquired Internet customer and subscriber accounts which continue to be accounts of the Company on December 1, 1996 (the "Additional Payment"). The Additional Payment may be in the form of a promissory note (the "Promissory Note") payable in two installments due on March 31, 1997 and September 30, 1997 (unless prepayment is required due to the occurrence of one of several specified conditions). The Promissory Note is to be secured by a lien on and a security interest in certain Internet customer contracts, equipment, inventory and accounts owned by the Company. The Company currently anticipates that the aggregate purchase price for the Nando.net Transaction will be approximately $700,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS.

Exhibit
Number                                         Exhibit Description
- ------                                         -------------------
11                        Statement regarding Computation of Per Share Earnings

27                        Financial Data Schedule

    (b)  REPORTS ON FORM 8-K.

         On July 15, 1996, the Company filed a Current Report on Form 8-K which reported that the Company had entered into an Asset Purchase Agreement dated June 28, 1996 with PSINet Inc., pursuant to which the Company agreed to acquire certain tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by PSINet Inc. in the United States (the "Consumer Services"), including approximately 100,000 subscriber contracts and the lease for a customer service facility. See "Part I - Financial Information."

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   MINDSPRING ENTERPRISES, INC.
                                   ----------------------------
                                   (Registrant)




Date: August 14, 1996                  By:  /s/ Michael S. McQuary
                                       ---------------------------
                                       Michael S. McQuary
                                       President and Chief Operating Officer


Date: August 14, 1996                  By:  /s/ Michael G. Misikoff
                                       ----------------------------
                                       Michael G. Misikoff
                                       Vice President and Chief
                                          Financial Officer

                               INDEX TO EXHIBITS




                                                                                                 Sequentially
Exhibit                                                                                            Numbered
Number                        Exhibit Description                                                    Page
- ------                        -------------------                                                -------------
11               Statement Regarding Computation of Per Share Earnings

27               Financial Data Schedule