Form 10-Q/A
period 1996-03-31
MINDSPRING ENTERPRISES INC
filed 1996-08-30
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at May 1, 1996
                                                --------------------------

Common Stock at $.01 par value                       5,125,793 Shares

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      EXHIBITS.

Exhibit
Number                             Exhibit Description

* 3(a) Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.

  3(b)   Amended and Restated By-Laws of MindSpring Enterprises, Inc.

/#/10 Amendment No. 2 dated March 28, 1996 to the Internet Service Provider Navigator(TM) Distribution Agreement dated June 21, 1995 between Netscape Communications Corporation and MindSpring Enterprises, Inc.

*  11   Statement regarding Computation of Per Share Earnings.

- ---------------------------------

*       Previously Filed

/#/ Confidential treatment has been requested. The copy filed as an exhibit to this report omits the information subject to the request for confidential treatment.

(b)    REPORTS ON FORM 8-K.

       No reports on Form 8-K have been filed by the Company during the reporting period reflected by this Form 10-Q.

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





                                   MINDSPRING ENTERPRISES, INC.
                                   ----------------------------
                                   (Registrant)




Date: August 29, 1996                  By:  /s/ Charles M. Brewer
                                       ---------------------------
                                       Charles M. Brewer
                                       Chairman and Chief Executive Officer


Date: August 29, 1996                  By:  /s/ Michael G. Misikoff
                                       ----------------------------
                                       Michael G. Misikoff
                                       Vice President and Chief
                                          Financial Officer

                               INDEX TO EXHIBITS


                                                                                                                 Sequentially
Exhibit                                                                                                            Numbered
Number                                            Exhibit Description                                                Page
- ------                                            -------------------                                            -------------
* 3(a)         Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.

  3(b)         Amended and Restated By-Laws of MindSpring Enterprises, Inc.

/#/10          Amendment No. 2 dated March 28, 1996 to the Internet Service Provider Navigator(TM) Distribution
               Agreement dated June 21, 1995 between Netscape Communications Corporation and MindSpring
               Enterprises, Inc.

*  11          Statement regarding Computation of Per Share Earnings.

- -----------------------------

*              Previously Filed

/#/ Confidential treatment has been requested. The copy filed as an exhibit to this report omits the information subject to the request for confidential treatment.