Form 10-Q
period 1996-09-30
MINDSPRING ENTERPRISES INC
filed 1996-11-14
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                  For the transition period from ___ to _____

              Commission file number         0-27890
                                     -------------------------

                           MINDSPRING ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                    58-2113290
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                                   Identification Number)



1430 West Peachtree St. NW, Suite 400, Atlanta, GA                      30309
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                 (404) 815-0770
                                                   -----------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         X          No
                                                    ------            ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at November  11, 1996
                                              ---------------------------------

Common Stock at $.01 par value                          7,475,793 Shares


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                  1996                1995
                                                           ----------------   ---------------
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $      1,374,227   $       424,834
   Trade receivables, net                                         3,004,577           519,280
   Prepaids and other current assets                              1,586,188           280,950
   Inventory                                                         25,341            45,415
                                                           ----------------   ---------------
          Total current assets                                    5,990,333         1,270,479
                                                           ----------------   ---------------

PROPERTY AND EQUIPMENT:
   Computer and telecommunications equipment                     10,688,206         3,594,528
   Purchased software systems                                       152,223           103,078
   Other                                                            297,206            96,890
                                                           ----------------   ---------------
                                                                 11,137,635         3,794,496
   Less: accumulated depreciation                                (1,315,958)         (255,560)
                                                           ----------------   ---------------
          Property and equipment, net                             9,821,677         3,538,936
                                                           ----------------   ---------------



OTHER ASSETS
   Acquired customer base                                        11,970,169                 0
   Product development costs, net                                   103,371            26,779
   Other                                                             51,481             8,606
                                                           ----------------   ---------------
          Total other assets                                     12,125,021            35,385
                                                           ----------------   ---------------

                                                                 27,937,031         4,844,800
                                                           ================   ===============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable                                           $     12,029,000   $             0
   Accrued expenses                                               2,402,707           532,406
   Trade accounts payable                                         2,240,354           994,164
   Deferred revenue                                               1,833,991           336,027
   Loan from preferred stockholder                                        0         2,500,000
                                                           ----------------   ---------------
          Total current liabilities                              18,506,052         4,362,597
                                                           ----------------   ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized and 0 shares issued and outstanding at September 30, 1996
      and December 31, 1995, respectively                                 0                 0
   Class A convertible preferred stock, $.64 par value; 1,187,895 shares authorized, and 0 and 1,187,895 issued and
      outstanding at September 30, 1996 and December 31, 1995             0           744,575
      respectively.
   Class B convertible preferred stock, $1.55 par value; 645,596 shares authorized and 0 and 645,594 shares issued and
      outstanding at September 30, 1996 and December 31, 1995,
      respectively                                                        0         1,000,000
   Class C convertible preferred stock, $.01 par value; 5,000,000 shares authorized and 0 and 100,000 shares issued and
      outstanding at September 30, 1996 and December 31, 1995,
      respectively                                                        0           638,000
   Common stock, $.01 par value; 15,000,000 shares authorized and 5,225,793 and 1,267,304 issued and outstanding at
      September 30, 1996 and December 31, 1995, respectively         52,258            12,673
   Additional paid-in capital                                    16,613,226           120,547
   Accumulated deficit                                           (7,234,505)       (2,033,592)
                                                           ----------------   ---------------
     Total stockholders' equity                                   9,430,979           482,203
                                                           ----------------   ---------------
                                                           $     27,937,031   $     4,844,800
                                                           ================   ===============



            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                 1996           1995          1996         1995
                                              ----------      --------     ---------     ---------
REVENUES
   Access                                   $  3,902,385    $  402,990   $ 6,574,019   $   750,353
   Subscriber start-up fees                      734,948       136,690     1,580,716       283,332
   Business services                             655,357        62,265     1,326,512        93,795
   Other                                           8,670       (11,601)      126,636       (25,829)
                                            ------------    ----------   -----------   -----------
     Total revenues                            5,301,360       590,344     9,607,883     1,101,651
                                            ------------    ----------   -----------   -----------

COST AND EXPENSES
   Cost of revenues -- recurring            $  1,905,802    $  178,145   $ 3,202,005   $   338,624
   Cost of subscriber start-up fees              941,376        90,636     1,557,496       153,469
   General and administrative                  2,920,303       513,230     5,690,845       932,427
   Selling                                     1,122,686       130,918     2,693,097       215,890
   Depreciation and amortization               1,011,563        65,268     1,607,906       113,393
                                            ------------    ----------   -----------   -----------
     Total operating expenses                  7,901,730       978,197    14,751,349     1,753,803
                                            ------------    ----------   -----------   -----------

OPERATING LOSS                                (2,600,370)     (387,853)   (5,143,466)     (652,152)
INTEREST (EXPENSE) INCOME, NET                  (101,330)       (1,424)      (57,447)          940
                                            ------------    ----------   -----------   -----------

NET LOSS                                     ($2,701,700)    ($389,277)  ($5,200,913)    ($651,212)
                                            ============    ==========   ===========   ===========

NET LOSS PER SHARE                                ($0.53)       ($0.11)       ($1.13)       ($0.21)
                                            ============    ==========   ===========   ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          5,138,836     3,488,445     4,588,202     3,069,873
                                            ============    ==========   ===========   ===========



            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                               1996           1995
                                                                          ------------    -----------
CASH FLOW USED IN OPERATING ACTIVITIES:
   Net loss                                                               $ (5,200,913)  $  (651,212)
   Adjustments to reconcile net loss to net cash provided
      by operating activities -
   Depreciation and amortization                                             1,607,906       113,393
   Changes in operating assets and liabilities:
         Trade receivables                                                  (2,485,297)     (307,924)
         Other current assets                                               (1,285,164)      (45,883)
         Trade accounts payable                                              1,246,190       243,631
         Accrued expenses                                                    1,870,301       112,165
         Deferred revenue                                                    1,497,964       178,094
                                                                          ------------   ------------
                Net Cash Used In Operating Activities                       (2,749,013)     (357,736)
                                                                          ------------   ------------

CASH FLOW USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                                      (7,366,647)   (1,466,514)
   Purchase of customer base                                               (12,473,998)            0
   Product development costs                                                   (96,763)     (100,928)
   Other                                                                       (42,875)       (9,412)
                                                                          ------------   ------------
               Net Cash Used For Investing Activities                      (19,980,283)   (1,576,854)
                                                                          ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds of loan from preferred stockholder                               1,000,000       375,000
   Payments of loan from preferred stockholder                              (3,500,000)            0
   Proceeds from Note Payable                                               12,029,000             0
   Issuance of common stock                                                 14,149,689       133,000
   Issuance of preferred stock                                                       0     1,000,000
               Net Cash Provided By Financing Activities                    23,678,689     1,508,000

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 949,393      (426,590)
CASH AND CASH EQUIVALENTS, beginning of period                                 424,834       584,798
                                                                          ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  1,374,227   $   158,208
                                                                          ============   ===========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
   Interest paid                                                          $    136,127   $         0
                                                                          ============   ===========



            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-10779), which was declared effective by the Securities and Exchange Commission on October 10, 1996.


2. On June 28, 1996, the Company entered into a Purchase Agreement (as amended, the "Purchase Agreement") with PSINet, Inc., a New York corporation ("PSINet"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) PSINet's individual subscriber accounts, and (ii) the lease for a customer service facility located in New Cumberland, Pennsylvania (the "Harrisburg Facility"), and all related telephone switches and other equipment (the "Acquisition"). In connection with the Acquisition, the Company also hired approximately 75 employees who operate the Harrisburg Facility.

         The Purchase Agreement specifies that the maximum aggregate purchase price for the Acquisition is $21,129,000 (including $1,129,000 representing the net book value of the Harrisburg Facility and excluding accrued interest and increases in principal amounts under promissory notes issued to PSINet), assuming the acquisition of 100,000 subscriber accounts. The actual aggregate purchase price will depend on the number of acquired subscriber accounts that remain MindSpring subscriber accounts for a specified period. On June 28, 1996 (the "First Closing"), the Company paid PSINet $1,000,000 in cash (from cash on hand) and issued a one-year promissory note in the amount of $2,000,000 (the "First PSINet Note") in exchange for 15,000 subscriber accounts.

         As of September 1, 1996, (the "Second Closing"), the Company issued an additional one-year promissory note to PSINet in the amount of $9,929,000 (the "Second PSINet Note") in exchange for (i) the lease for the Harrisburg Facility and certain related assets (for a purchase price equal to $1,129,000, the net book value of the Harrisburg Facility and such assets) and (ii) the account information for the remaining individual PSINet subscribers, for a purchase price of $8,800,000. $8,800,000 corresponds to the purchase price for an additional 44,000 subscriber accounts at $200 per subscriber account. At September 30, 1996, the Company included in its reported number of subscribers 59,000 subscribers acquired from PSINet, consisting of 15,000 subscriber accounts acquired in the First Closing and an assumed 44,000 subscriber accounts from the Second Closing, representing management's best estimate of the actual number of subscribers acquired from PSINet who will remain MindSpring subscribers as of the First Measurement Date (as defined below).

         The Purchase Agreement requires the Company to issue up to three additional promissory notes or pay cash to PSINet in up to three installments, in an aggregate amount equal to the product of $200 and the number of subscriber accounts obtained from PSINet in excess of 59,000, up to an aggregate maximum of 100,000 subscriber accounts.
         The Purchase Agreement provides for the
         issuance of such additional promissory notes or cash payments as of the following specified measurement dates: November 15, 1996 (the "First Measurement Date"), December 15, 1996 and January 15, 1997. To the extent that the number of subscribers actually acquired from PSINet is fewer than 59,000, the Company will not be required to make any additional payments to PSINet. Management currently expects that the number of subscribers that the Company will actually acquire will not exceed 66,000.

         In the event that any promissory note issued in connection with the Acquisition (a "PSINet Note") is not paid in full within 90 days after the date of such PSINet Note, the principal amount thereof will increase by 5.0% of the principal then outstanding, compounding at the rate of 5.0% each 90 days thereafter until such PSINet Note is redeemed in full. Pursuant to the terms of the First PSINet Note, principal amounts thereunder increased by 5.0% on September 26, 1996. Each PSINet Note is convertible into common stock of the Company if such note is not redeemed in full by the first anniversary of the issuance of such note.

         As required by the Purchase Agreement, the Company applied 50% of the net proceeds from the Second Offering (as defined herein) (approximately $9,175,000), to pay all amounts due under the First PSINet Note and a portion of the amounts due under the Second PSINet Note. After repayment of such amounts, approximately $3,073,000 in principal amount remains outstanding under the Second PSINet Note.
         See Note 9 ("Subsequent Events") to Condensed Financial Statements and "Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In connection with the Acquisition, the Company and PSINet also entered into a Network Services Agreement (as amended, the "Services Agreement"), which enables MindSpring to offer nationwide Internet access through PSINet's network of over 200 Points of Presence ("POPs"). Pursuant to the Services Agreement, PSINet has agreed, among other things, to provide to the Company: (i) Internet connection services which meet reasonable commercial standards, including with respect to access and reliability; and (ii) access to PSINet's network monitoring systems and subscriber log-in and accounting information. The Company has agreed to pay PSINet specified fees for each subscriber that the Company has assigned to a primary dial-in POP that is a PSINet POP. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Either party may terminate the Services Agreement upon 365 days written notice to the other party. The Company may terminate the Services Agreement in whole or in part without advance notice to PSINet under certain circumstances if there is a significant failure of PSINet's network. The Company may also terminate the Services Agreement on a per-POP basis upon 365 days written notice or upon payment to PSINet of an amount equal to the aggregate amount of the fees paid or payable by the Company for the last two months' service provided through the PSINet POP or POPs being terminated.


3. On August 6, 1996, the Company and The News and Observer Publishing Company ("N&O") entered into a definitive agreement, which was amended and restated on September 11, 1996, pursuant to which the Company agreed to acquire certain individual dial-up subscriber accounts in North Carolina (currently expected to number between 4,000 and 6,000) in connection with N&O's Nando.net Internet access business (the "Nando.net Transaction"). The Nando.net Transaction was consummated as of September 30, 1996 (the "Nando Closing Date"). As payment for the Nando.net Transaction, the Company: (i) paid N&O $100,000 on the Nando Closing Date; and (ii) will pay N&O an additional amount based upon the number of acquired Internet subscriber accounts which continue to be current MindSpring subscriber accounts on December 1, 1996 or January 1, 1997, depending on when such subscriber accounts were first acquired. As of September 30, 1996, the Company recorded the purchase of Nando.net using an estimated 4,000 subscribers. The $420,000 for estimated customer acquisition costs is included in Acquired Customer Base in the accompanying September 30, 1996 balance sheet.


4. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


5. In March 1996, the Company completed an initial public offering of its common stock. The Company issued 1,950,000 shares at an initial public offering price of $8.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $13,672,000. In April 1996, the Company's underwriters exercised a portion of the over-allotment option granted in connection with the Company's initial public offering, electing to purchase 75,000 additional shares of common stock (of the 292,500 made available). The net proceeds to the Company from the exercise of the option were approximately $478,000.


6. The Company used a portion of the proceeds from the initial public offering to repay outstanding principal amounts of $3,500,000 loaned to the Company by ITC Holding Company, Inc. ("ITC Holding") plus accrued interest (at the rate of 14% per annum) of approximately $97,000.


7. The net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). For the quarter and nine months ended September 30, 1996, the stock options are excluded from the calculation as their effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering, regardless of whether they are dilutive (using the treasury stock method and an initial public offering price of $8.00 per share). Accordingly, all stock options granted are included in the earnings per share calculations for the quarter and nine month period ended September 30, 1995, even though the effect on net loss is antidilutive. The Class A, Class B, and Class C Preferred have been included for the respective weighted average periods for which such shares were outstanding, even though their effect is antidilutive.


8. There was no provision for or cash payment of income taxes for the three or nine months ended September 30, 1996 and 1995, respectively, as the Company had a net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1996.


SUBSEQUENT EVENTS


9. In October 1996, the Company completed a second public offering of its common stock (the "Second Offering"). The Company issued 2,250,000 shares at a public offering price of $9.125 per share. The proceeds from the offering, net of underwriting discounts and offering expenses, were approximately $18,350,000. The Purchase Agreement required the Company to apply 50% of these proceeds to repay the amounts outstanding under any PSINet Notes. Accordingly, on October 21, 1996, the Company paid PSINet approximately $9,175,000, which consists of payment in full of the First PSINet Note in the amount of $2,100,000 principal balance and approximately $70,000 accrued interest and partial payment of the Second PSINet Note in the amount of approximately $6,856,000 principal (of the $9,929,000 total) and approximately $149,000 accrued interest.

10. On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement") pursuant to which the Company's software is to be included on personal computers manufactured by Monorail. On November 5, 1996, pursuant to the Monorail Agreement, the Company paid $560,000 in cash to Monorail, which included a prepayment of $500,000 for the first 12,500 subscribers acquired by the Company pursuant to this agreement ($40 per subscriber) and $60,000 for estimated expenses incurred by Monorail to include the Company's software on its PCs. To the extent that more than 12,500 subscribers are acquired by the Company pursuant to the Monorail Agreement, the Company will be required to pay Monorail $40 per additional subscriber. To the extent that fewer than 12,500 subscribers are acquired by the Company as of May 31, 1997, Monorail will be required to reimburse the Company at the rate of $40 per subscriber by July 30, 1997. If Monorail adds additional Internet access providers to its personal computers, the Company, at its option, may require Monorail to reimburse the Company upon seven days notice for the difference between 12,500 and the number of subscribers acquired by the Company.

ITEM 2-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. The Company reincorporated in Delaware in December 1995. Prior to the PSINet Transaction (as defined below), MindSpring was a regional Internet access provider that offered its services through 40 Points of Presence ("POPs") in the southeastern United States and had grown to approximately 34,500 subscribers from approximately 12,400 subscribers as of December 31, 1995. In June 1996, the Company entered into agreements with PSINet Inc. ("PSINet") to purchase up to 100,000 consumer dial-up subscriber accounts, a customer service facility and certain other related assets, and to obtain access to PSINet's national network of over 200 POPs (the "PSINet Transaction").

         On June 28, 1996, the Company entered into a Purchase Agreement (as amended, the "Purchase Agreement") with PSINet, pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) PSINet's individual subscriber accounts, and
(ii) the lease for a customer service facility located in New Cumberland, Pennsylvania (the "Harrisburg Facility"), and all related telephone switches and other equipment (the "Acquisition"). In connection with the Acquisition, the Company also hired approximately 75 employees who operate the Harrisburg Facility.

         The Purchase Agreement specifies that the maximum aggregate purchase price for the Acquisition is $21,129,000 (including $1,129,000 representing the net book value of the Harrisburg Facility and excluding accrued interest and increases in principal amounts under promissory notes issued to PSINet), assuming the acquisition of 100,000 subscriber accounts. The actual aggregate purchase price will depend on the number of acquired subscriber accounts that remain MindSpring subscriber accounts for a specified period. On June 28, 1996 (the "First Closing"), the Company paid PSINet $1,000,000 in cash (from cash on hand) and issued a one-year promissory note in the amount of $2,000,000 (the "First PSINet Note") in exchange for 15,000 subscriber accounts.

         As of September 1, 1996, (the "Second Closing"), the Company issued an additional one-year promissory note to PSINet in the amount of $9,929,000 (the "Second PSINet Note") in exchange for (i) the lease for the Harrisburg Facility and certain related assets (for a purchase price equal to $1,129,000, the net book value of the Harrisburg Facility and such assets) and (ii) the account information for the remaining individual PSINet subscribers, for a purchase price of $8,800,000. $8,800,000 corresponds to the purchase price for an additional 44,000 subscriber accounts at $200 per subscriber account. At September 30, 1996, the Company included in its reported number of subscribers 59,000 subscribers acquired from PSINet, consisting of 15,000 subscriber accounts acquired in the First Closing and an assumed 44,000 subscriber accounts from the Second Closing, representing management's best estimate of the actual number of subscribers acquired from PSINet who will remain MindSpring subscribers as of the First Measurement Date (as defined below).

         The Purchase Agreement requires the Company to issue up to three additional promissory notes or pay cash to PSINet in up to three installments, in an aggregate amount equal to the product of $200 and the number of subscriber accounts obtained from PSINet in excess of 59,000, up to an aggregate maximum of 100,000 subscriber accounts. The Purchase Agreement provides for the issuance of such additional promissory notes or cash payments as of the following specified measurement dates: November 15, 1996 (the "First Measurement Date"), December 15, 1996 and January 15, 1997. To the extent that the number of subscribers actually acquired from PSINet is fewer than 59,000, the Company will not be required to make any additional payments to PSINet. Management currently expects that the number of subscribers that the Company will actually acquire will not exceed 66,000.

         In the event that any promissory note issued in connection with the Acquisition (a "PSINet Note") is not paid in full within 90 days after the date of such PSINet Note, the principal amount thereof will increase by 5.0% of the principal then outstanding, compounding at the rate of 5.0% each 90 days thereafter until such PSINet Note is redeemed in full. Pursuant to the terms of the First PSINet Note, principal amounts thereunder increased by 5.0% on September 26, 1996.

         Each PSINet Note is convertible into common stock of the Company at a rate of $9.50 per share if such note is not redeemed in full by the first anniversary of the issuance of such note. If such conversions would result in an aggregate issuance of greater than 19.9% of the issued and outstanding common stock of the Company as of June 28, 1996 (an "Excess Issuance"), and approval by the Company's stockholders of such Excess Issuance has not been obtained, a PSINet Note may be converted in part to the extent that such conversion would not result in an Excess Issuance. The Company has agreed to seek such stockholder approval if conversion of a PSINet Note would result in an Excess Issuance as of the date that notices must be mailed for the Company's next annual meeting of stockholders. If a PSINet Note is converted in part, as described above, PSINet will be required to convert the remaining balance of such PSINet Note upon receipt by MindSpring of stockholder approval.

         In connection with the Acquisition, the Company and PSINet also entered into a Network Services Agreement (as amended, the "Services Agreement"), pursuant to which PSINet has agreed generally to provide Internet connection services to the Company and its subscribers through PSINet's nationwide network of over 200 POPs. Pursuant to the Services Agreement, the Company agreed to pay specified fees for each subscriber that the Company has assigned to a primary dial-in POP that is a PSINet POP. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Either party may terminate the Services Agreement upon 365 days written notice to the other party. The Company may terminate the Services Agreement in whole or in part without advance notice to PSINet under certain circumstances if there is a significant failure of PSINet's network. The Company may also terminate the Services Agreement on a per-POP basis upon 365 days written notice or upon payment to PSINet of an amount equal to the aggregate amount of the fees paid or payable by the Company for the last two months' service provided through the PSINet POP or POPs being terminated.

         On August 6, 1996, the Company and The News and Observer Publishing Company ("N&O") entered into a definitive agreement, which was amended and restated on September 11, 1996 (the "Nando Agreement"), pursuant to which the Company agreed to acquire certain individual dial-up subscriber accounts in North Carolina (currently expected to number between 4,000 and 6,000) in connection with N&O's Nando.net Internet access business (the "Nando.net Transaction"). The Nando.net Transaction was consummated as of September 30, 1996 (the "Nando Closing Date"). As payment for the Nando.net Transaction, the
Company: (i) paid N&O $100,000 on the Nando Closing Date; and (ii) will pay N&O an additional amount based upon the number of acquired Internet subscriber accounts which continue to be current MindSpring subscriber accounts on December 1, 1996 or January 1, 1997, depending on when such subscriber accounts were first acquired. The Company may pay cash for the additional amounts or issue up to two promissory notes.

         The Company derives revenues primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. In May 1996, in response to a changing competitive environment, the Company introduced five different pricing plans for dial-up access (one of which was discontinued in September 1996 due to low subscriber interest), compared to the two prior plan offerings. With the new pricing plans, new and existing customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). These plan changes generally represent a reduction from the previous rates. The Company anticipates that additional price changes may be necessary in the future due to the dynamic nature of the Internet access industry. Management believes that the reduction in revenues per subscriber due to the recently effected price changes will be offset in the near term by continuing increases in subscriber growth. However, there can be no assurance that growth in the Company's revenues or subscriber base will be able to achieve or sustain profitability or positive cash flow.

         For the quarter ended September 30, 1996, the average monthly recurring revenue per dial-up subscriber was approximately $19 (monthly recurring revenue plus usage charges for non- "Flat Rate" subscribers, divided by total subscribers), compared to $21.00 per dial-up subscriber for the quarter ended September 30, 1995. Start-up fees for new subscribers typically range from $25 to $35 per user, which covers the costs of the direct materials, mailing, and licensing fees associated with each new subscriber. Most of the Company's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.

         In addition, the Company earns revenues by providing Web-hosting services, full-time dedicated access connections to the Internet and domain registration primarily to businesses and some individual subscribers. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web, so that the information is available to anyone who has access to the Internet. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses. These services have been classified as business services in the condensed statements of income and the table below.

         The table below shows historical revenues and cost of revenues by category and the percentage of total revenues attributable to each category. Dollar amounts are shown in thousands.


                                             THIRD                NINE                 THIRD                    NINE

                                         QUARTER ENDED        MONTHS ENDED         QUARTER ENDED            MONTHS ENDED

                                       SEPTEMBER 30, 1995  SEPTEMBER 30, 1995    SEPTEMBER 30, 1996      SEPTEMBER 30, 1996
                                       ------------------  ------------------    ------------------      ------------------

Revenues:

Dial-up access to Internet            $   403      68%      $  751      68%    $   3,902     74%        $  6,574      68%

Start-up fees                             137       23         283       26          735      14           1,581       17

Business services                          62       11          94        9          655      12           1,327       14

Other revenues, net (1)                  (12)      (2)        (26)      (3)            9       0             126        1
                                      -------    -----      ------   ------    ---------   -----        --------     ----


         Total                        $   590     100%      $1,102     100%    $   5,301    100%        $  9,608     100%
                                      =======    =====      ======   ======    =========   =====        ========    =====

Cost of revenues -- recurring         $   178      30%      $  339      31%    $   1,906     36%        $  3,202      34%

Cost of subscriber  start-up fees          91       16         153       14          941      18           1,558       16
                                      -------    -----      ------   ------    ---------   -----        --------    -----

         Total cost of revenues       $   269      46%      $  492      45%    $   2,847     54%        $  4,760      50%
                                      =======    =====      ======   ======    =========   =====        ========    =====

(1) "Other revenues, net" includes billing adjustments and miscellaneous (primarily non-recurring) additional items.

         The Company's costs include (1) cost of revenues that are primarily related to the number of subscribers, (2) selling, general and administrative expenses that are associated more generally with operations, and (3) depreciation and amortization, which are related to the size of the Company's network and the deferred costs associated with acquired customer bases. Cost of revenues consists primarily of the start-up expenses for each subscriber, certain monthly licensing fees, and the costs of telecommunications facilities necessary to provide service to subscribers. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses. Cost of revenues also includes monthly license fees per subscriber for the right to receive and make available certain news services. Telecommunications costs include the costs of providing local telephone lines into each POP and costs associated with leased lines connecting each POP to the Company's Atlanta hub and connecting the hub to the Internet backbone. The Internet backbone consists of high-speed networks that link the smaller, independent networks of the Internet.

         As the above table indicates, subscriber start-up fees have decreased generally as a percentage of revenues as the cumulative subscriber base has increased. Because operating margins on start-up fees are lower than margins earned for providing monthly access services, a continuing trend of decreasing start-up fee revenues would, by itself, tend to increase the overall margins for the Company. However, historically, the impact of this trend has been offset by increased costs and expenses associated with opening new POPs. As a result of the Acquisition, the Company generally anticipates opening fewer of its own POPs.

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as the scope of operations increases, primarily as a result of the PSINet Transaction and the related nationwide expansion of the Company's marketing and advertising activities. However, the Company expects that such costs will be more than offset by anticipated increases in revenues attributable to the subscriber accounts acquired as part of the Acquisition. In addition, significant levels of marketing activity may be necessary in order for the Company to build or increase its subscriber base in a given market to a size large enough to generate sufficient revenues to offset such marketing expenses. The Company does not defer any start-up expenses related to entering new markets. The costs associated with the development and registration of the Company's trademarks have been expensed as incurred. Such costs have not been material.

         Prior to the PSINet Transaction, as the demand for the Company's services in a particular POP had grown, the Company had been required to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The Services Agreement provides the Company the option to evaluate on a POP by POP basis whether to continue to develop MindSpring POPs using the Company's capital resources or to conserve capital through utilization of the PSINet POPs for a specified fee. As the Company expands into new markets, both cost of revenues and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs, such expenses may also increase as a percentage of revenues in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenues can be expected from that market. However, to the extent that the Company expands into new markets by using the PSINet POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to PSINet based on revenue per subscriber served, as provided in the Services Agreement.

         The Company had 40 Company-owned POPs as of September 30, 1996, which were serving approximately 54,360 subscribers as of such date. In addition, the Company had access to PSINet's nationwide network of over 200 POPs. As of September 30, 1996, the Company and PSINet maintained approximately 20 POPs in the same service areas. Pursuant to the Services Agreement, the Company has the flexibility to offer Internet access in such overlapping POP locations through a MindSpring POP, through a PSINet POP or a combination of both. In certain of these locations, it may be more cost-effective for the Company to close the MindSpring POP and offer Internet access exclusively through the PSINet POP. The Company does not currently plan to open a significant number of new MindSpring POPs during the remainder of 1996. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

         The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects to continue to focus on increasing its subscriber base and geographic coverage. Accordingly, the Company expects that its cost of revenues, selling expenses, general and administrative expenses, and capital expenditures will continue to increase significantly, all of which may have a negative impact on short-term operating results.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         The following table sets forth certain financial data for each of the quarters ended September 30, 1996 and September 30, 1995. The quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented.
Operating results for any quarter are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                                  THIRD QUARTERS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------
                                                                            % OF                   % OF
                                                               1996       REVENUES      1995     REVENUES
                                                           ----------    ----------   -------    ---------
 STATEMENTS OF OPERATIONS DATA:

 Revenues                                                 $    5,301        100%  $      590       100%
                                                          ----------     -------  ----------    -------

 Selling and general and administrative expenses               4,043        76%          644       109%

 Cost of revenues                                              2,847        54%          269        46%

 Depreciation and amortization                                 1,012        19%           65        11%
                                                          ----------     -------  ----------    -------
         Total costs and expenses                         $    7,902       149%   $      978       166%
                                                          ==========     =======  ==========    =======

 Operating loss                                           $  (2,601)              $     (388)

 Interest expense                                              (155)                      (1)

 Interest income                                                  54                       0


 Net Loss                                                 $  (2,702)      (51)%   $     (389)      (66)%
                                                          ----------     -------  -----------    -------
 PER SHARE DATA:

 Net loss per share                                       $    (.53)              $     (.11)

 Weighted average common shares outstanding                5,138,836               3,488,445


 OTHER OPERATING DATA:

 Approximate subscribers at end of period                    117,360                   7,430

 Company-Owned POPs at end of period                              40                       7

 Employees at end of period                                      319                      52

 Access lines at end of period                                 4,901                     694


         Revenues. Revenues for the quarter ended September 30, 1996 totaled approximately $5,301,000, as compared to approximately $590,000 for the same period in the prior year. The 798% increase in quarterly revenues resulted primarily from an increase of 1,480% in subscribers to approximately 117,360 as of September 30, 1996, compared to approximately 7,430 subscribers as of September 30, 1995. Access revenues for the quarter ended September 30, 1996 totaled approximately $3,902,000, or 74% of revenue, as compared to approximately $403,000, or 68% of revenue, for the same period in the prior year. Subscriber start-up fees accounted for 14% of revenue for the quarter ended September 30, 1996, as compared to 23% for the quarter ended September 30, 1995. The Company anticipates that as its customer base continues to expand, subscribers start-up fees will progressively represent a smaller percentage of revenue. In addition, business services revenue for the quarter ended September 30, 1996 increased to approximately $655,000, or 12% of revenue, as compared to approximately $62,000, or 11% of revenue, for the same period in the prior year due to substantial increases in Web-hosting accounts.

         Cost of revenues. For the quarter ended September 30, 1996, cost of revenues increased to approximately $2,847,000 or 54% of revenues, compared to approximately $269,000 or 46% of revenues for the quarter ended September 30, 1995. Cost of revenues increased significantly in the quarter ended September 30, 1996 as a result of the significant increase in subscribers. Cost of revenues increased as a percentage of revenues primarily as a result of the expenditures such as license fees and starter kits related to the Acquisition, as well as the significant overall increase in subscribers.

         Selling, general and administrative expenses.   Selling, general and
administrative expenses were approximately $4,043,000 or 76% of revenues for the quarter ended September 30, 1996, compared to approximately $644,000 or 109% of revenues for the quarter ended September 30, 1995. Selling, general and administrative expenses as a percentage of revenue decreased from 109% for the three months ended September 30, 1995 to 87% for the same period in 1996. This decrease resulted from the Company benefiting from economies of scale with respect to such costs as salaries and wages that do not increase in direct proportion to increases in revenue and cost control efforts implemented by management. The increase in overall selling, general and administrative expenses over the same period in the prior year resulted from the substantial increase in advertising and marketing expenses related to the development of business in existing POPs. The Company was operating 40 Company-owned POPs as of September 30, 1996, compared to seven POPs as of September 30, 1995. In addition, the Company increased the number of employees to 319 as of September 30, 1996, compared to 52 as of September 30, 1995, an increase of 513%.

         Depreciation and amortization. During the third quarter 1995, the Company had a relatively small amount of property, plant and equipment totaling approximately $1,573,000, which increased significantly during the fourth quarter of 1995 and the first nine months of 1996 to approximately $11,138,000 as of September 30, 1996. Also, the Company recorded intangible assets of approximately $12,474,000 for acquired customers. The Company is amortizing these costs over a three-year period. Amortization expense related to the acquired customer base for the quarter ended September 30, 1996 was approximately $504,000. Consequently, depreciation and amortization expenses increased substantially to approximately $1,012,000 or 19% of revenues for the quarter ended September 30, 1996, compared to approximately $65,000 or 11% of revenues for the same period in the prior year.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1996

         The following table sets forth certain financial data for the nine months ended September 30, 1996 and 1995. The period information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------------------
                                                                          % OF                  % OF
                                                              1996      REVENUES      1995    REVENUES
                                                            --------   ---------   --------  ----------
 STATEMENTS OF OPERATIONS DATA:

 Revenues                                                $     9,608       100%   $   1,102       100%
                                                         -----------     ------   ---------    -------

 Selling, general and administrative expenses                  8,384        87%       1,149       104%

 Cost of revenues                                              4,760        50%         492        45%

 Depreciation and amortization                                 1,608        17%         113        10%
                                                         -----------     ------   ---------    -------
         Total costs and expenses                        $    14,752       154%       1,754       159%
                                                         ===========    =======   =========    =======

 Operating loss                                          $   (5,144)                  (652)

 Interest expense                                              (247)                      0

 Interest income                                                 190                      1
                                                         -----------     ------   ---------    -------

 Net Loss                                                $   (5,201)      (54)%   $   (651)      (59)%


 PER SHARE DATA:

 Net loss per share                                      $    (1.13)              $   (.21)

 Weighted average common shares outstanding                4,588,202              3,069,873

      Revenues.   Revenues for the nine months ended September 30, 1996
totaled approximately $9,608,000, as compared to approximately $1,102,000 for the same period in the prior year. The 772% increase in period revenues resulted primarily from an increase of 1,480% in subscribers to approximately 117,360 as of September 30, 1996, compared to approximately 7,430 subscribers as of September 30, 1995. Access revenues for the nine months ended September 30, 1996 totaled approximately $6,574,000, or 68% of revenue, as compared to approximately $751,000, or 68% of revenue, for the same period in the prior year. Subscriber start-up fees accounted for 17% of revenue for the nine months ended September 30, 1996, as compared to 26% for the nine months ended September 30, 1995. The Company anticipates that as its customer base continues to expand, subscribers start-up fees will progressively represent a smaller percentage of revenue. In addition, business services revenue for the nine months ended September 30, 1996 increased to approximately $1,327,000, or 14% of revenues, as compared to approximately $94,000, or 9% of revenues, for the same period in the prior year due to substantial increases in Web-hosting accounts.

      Cost of revenues. For the nine months ended September 30, 1996, cost of revenues increased to approximately $4,760,000 or 50% of revenues, compared to approximately $492,000 or 45% of revenues for the nine month period ended September 30, 1995. Cost of revenues increased significantly in the nine months ended September 30, 1996 as a result of the significant increase in subscribers. Cost of revenues increased as a percentage of revenues primarily as a result of the expenditures such as license fees and starter kits related to the Acquisition, as well as the significant overall increase in subscribers.

      Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $8,384,000 or 87% of revenues for the nine months ended September 30, 1996, compared to approximately $1,149,000 or 104% of revenues for the nine months ended September 30, 1995. Selling, general and administrative expenses as a percentage of revenue decreased from 104% for the nine months ended September 30, 1995 to 87% for the same period in 1996. This decrease resulted from the Company benefiting from economies of scale with respect to such costs as salaries and wages that do not increase in direct proportion to increases in revenue and cost control efforts implemented by management. The overall increase in expenses was primarily attributable to the expansion of the Company's operations in terms of POPs, subscribers and employees between the periods. The Company was operating 40 POPs and had 319 employees as of September 30, 1996, compared to seven POPs and 52 employees as of September 30, 1995.

      Depreciation and amortization.   Depreciation and amortization expenses
increased substantially to approximately $1,608,000 or 17% of revenues for the nine months ended September 30, 1996, compared to approximately $113,000 or 10% of revenues for the same period in the prior year. During the first nine months of 1995, the Company had a relatively small amount of property, plant and equipment totaling approximately $1,573,000, which increased significantly during the fourth quarter of 1995 and the first nine months of 1996 to approximately $11,138,000 as of September 30, 1996. Also, the Company recorded intangible assets of approximately $12,474,000 for acquired customers. The Company is amortizing these costs over a three-year period. Amortization expense related to the acquired customer base for the nine months ended September 30, 1996 was $504,000.

      Interest Expense. The Company issued the First PSINet Note for $2,000,000 as of June 28, 1996 and the Second PSINet Note for $9,929,000 on September 1, 1996. The interest expense related to the First PSINet Note and Second PSINet Note, which accrued at the rate of prime plus 3.0% per annum (11.25% at September 30, 1996), was approximately $155,000 and recorded in the third quarter of 1996. Also, at the beginning of the first quarter of 1996, the Company had $2,500,000 outstanding under a loan agreement with ITC Holding Company, Inc. ("ITC Holding"). In March 1996, the outstanding amount of $3,500,000 was paid in full, plus accrued interest of $97,000, with a portion of the proceeds from the Company's initial public offering. The interest expense of approximately $92,000 recorded during the first nine months of 1996 represents interest on this loan, which accrued at the rate of 14% per annum. No such credit facilities existed during the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and PSINet. During the first six months of 1996, the Company completed an initial public offering of its common stock, issuing 2,025,000 shares at a price of $8.00 per share. The proceeds from the initial public offering were approximately $14,150,000, net of underwriting discounts and expenses. Upon completion of the initial public offering, the Company repaid all outstanding principal amounts loaned to the Company by ITC Holding, totaling $3,500,000 principal balance and approximately $97,000 in interest. Total cash from financing activities for the nine months ended September 30, 1996 was approximately $23,679,000, a $22,171,000 increase over the same period in 1995. Cash provided for financing activities for the third quarter ended September 30, 1996 equaled approximately $10,929,000 (consisting of proceeds from the Second PSINet Note and the 5.0% increase of the First PSINet Note principal, pursuant to the terms of the PSINet Notes), a $9,471,000 increase compared to the same period in 1995.

      The Company used approximately $19,980,000 in cash for investing activities during the nine months ended September 30, 1996 (of which approximately $12,980,000 was used during the third quarter ended September 30,
1996) and approximately $1,576,000 during the nine months ended September 30, 1995 (of which approximately $791,000 was used in the third quarter ended September 30, 1995). These activities during the third quarter of 1996 consisted primarily of purchases of telecommunications equipment necessary for the provision of service to subscribers and the Acquisition in which the Company purchased 59,000 subscribers for $11,800,000 and the Harrisburg Facility for $1,129,000.

      At September 30, 1996, the Company had cash on hand of approximately $1,374,000. In October, 1996, the Company completed a second public offering of its common stock (the "Second Offering") and received proceeds from this offering of approximately $18,350,000, net of underwriting discounts and offering expenses. The Purchase Agreement required the Company to apply 50% of these proceeds to repay the amounts outstanding under any PSINet Notes. Accordingly, on October 21, 1996, the Company paid PSINet approximately $9,175,000, which consists of payment in full of the First PSINet Note in the amount of $2,100,000 principal balance and approximately $70,000 accrued interest and partial payment of the Second PSINet Note in the amount of approximately $6,856,000 principal (of the $9,929,000 total) and approximately $149,000 accrued interest.

      On October 14, 1996, the Company and Monorail Inc. ("Monorail), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement") pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. On November 5, 1996, pursuant to the Monorail Agreement, the Company paid $560,000 in cash to Monorail, which included a prepayment of $500,000 for the first 12,500 subscribers acquired by the Company pursuant to this agreement ($40 per subscriber) and $60,000 for estimated expenses incurred by Monorail to include the Company's software on its PCs.

      Following this payment to PSINet on October 21, 1996 and the payment to Monorail on November 5, 1996, the Company had available cash on hand of approximately $8,664,000.

      The Company's significant capital commitments through mid-1997 include $3,073,000 plus interest from October 21, 1996 related to the Second PSINet Note assuming the acquisition of 59,000 subscribers pursuant to the Purchase Agreement. To the extent that the number of subscribers acquired from PSINet is greater than 59,000, the Company will issue additional notes or pay cash to PSINet in an amount equal to the product of $200 and the difference between 59,000 and the number of subscriber accounts actually acquired by the Company (up to a maximum of 100,000 subscribers). To the extent that the number of subscribers actually acquired from PSINet is fewer than 59,000, the Company will not be required to make any additional payments to PSINet. Management currently anticipates repaying the Second PSINet Note and any new PSINet Notes prior to an increase in principal amounts pursuant to their terms.

      In connection with the Nando.net Transaction, the Company anticipates that it will be required to pay N&O an additional amount of approximately $600,000 (plus interest if notes are issued for a portion of such amount) based on management's best estimate of the number of subscribers to be acquired pursuant to the Nando Agreement. Pursuant to the terms of the Nando Agreement, the Company is required to pay cash to N&O for 50% of this additional amount and pay cash or issue up to two promissory notes payable in two equal installments on March 31, 1997 and September 30, 1997 for the remaining 50%.

      To the extent that more than 12,500 subscribers are acquired by the Company pursuant to the Monorail Agreement, the Company will be required to pay Monorail $40 per additional subscriber. To the extent that fewer than 12,500 subscribers are acquired by the Company as of May 31, 1997, Monorail will be required to reimburse the Company at the rate of $40 per subscriber by July 30, 1997. If Monorail adds additional Internet access providers to its personal computers, the Company, at its option, may require Monorail to reimburse the Company upon seven days notice for the difference between 12,500 and the number of subscribers acquired by the Company.

      On July 15, 1996, the Company and BellSouth Telecommunications, Inc. ("BellSouth") entered into a two-year agreement (the "BellSouth Agreement"), pursuant to which the Company agreed to purchase telecommunications services from BellSouth for a minimum of $2,000,000 in the first year, and, in the second year, a minimum of 90% of the amount billed to the Company during the first year. The Company may renew the BellSouth Agreement pursuant to two one-year renewal options. In the event the Company terminates the BellSouth Agreement prior to its expiration, the Company is required to pay BellSouth a termination fee equal to 50% of the amounts billed to the Company during the 12 months preceding such termination.

        The Company currently estimates that capital expenditures through mid-1997 will be approximately $4,000,000 and the Company will generate cash flows from operations in this period. The impact of the BellSouth Agreement discussed above is reflected in the expected operating cash flows.

      The Company estimates that its cash and financing needs through mid-1997 will be met by the net proceeds from the Second Offering. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, increases in the number of PSINet subscribers acquired or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the Services Agreement). The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

                                  P A R T  II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10. Reseller Agreement, dated as of October 14, 1996, by and between MindSpring Enterprises, Inc. and Monorail Inc.

         11.  Statement Re:  Computation of loss per common share

         27.  Financial Data Schedule

    (b)  Report on Form 8-K


    On August 23, 1996, the Company filed a Current Report on Form 8-K/A (the "Form 8-K/A"), amending its Current Report on Form 8-K dated June 28, 1996. The Form 8-K/A reported that, on August 23, 1993, the Company had entered into Amendment No. 1 to the Asset Purchase Agreement and the Network Services Agreement, dated as of June 28, 1996, with PSINet Inc., pursuant to which the Company amended certain terms of the Purchase Agreement and the Services Agreement. In addition, in connection with the Acquisition the Form 8-K/A included Financial Statements as of December 31, 1994 and 1995, and June 30, 1996 (unaudited) of PSINet Inc. -- Consumer Internet Access Services in the United States, and Financial Statements as of December 31, 1994 of PSINet Pipeline New York, Inc.

SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MINDSPRING ENTERPRISES, INC.
                                            -----------------------------
                                            (Registrant)





Date:  November 14, 1996          By:  /s/ Michael S. McQuary
                                       ----------------------
                                           Michael S. McQuary
                                           President and
                                           Chief Operating Officer




Date:  November 14, 1996          By:  /s/ Michael G. Misikoff
                                       -----------------------
                                           Michael G. Misikoff
                                           Vice President, and Chief Financial
                                           Officer

                                    INDEX TO EXHIBITS

  Exhibit Number                     Exhibit Description                     Sequentially Numbered
  --------------                     -------------------                     ---------------------
                                                                                      Page
                                                                                      ----

       10. Reseller Agreement, dated as of October 14, 1996, by and between MindSpring Enterprises, Inc. and Monorail
                   Inc.

       11.         Statement Re:  Computation of loss per common share

       27.         Financial Data Schedule