Form 10-K
period 1996-12-31
MINDSPRING ENTERPRISES INC
filed 1997-03-28
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996      Commission file number  0-27890

                          MINDSPRING ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  58-2113290
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     1430 WEST PEACHTREE, SUITE 400                          30309
            ATLANTA, GEORGIA                               (Zip Code)
(Address of principal executive offices)

                                 (404) 815-0770
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

             COMMON STOCK                     THE NASDAQ NATIONAL MARKET
           (Title of Class)          (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                (Not applicable)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                              -------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

Based upon the closing price of the registrant's Common Stock as of March 21, 1997 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $44,884,946.*

The number of shares of Common Stock outstanding as of March 21, 1996 was 7,480,434.


--------------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.

                                     PART I

ITEM 1.          BUSINESS

GENERAL

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a national Internet access provider that focuses on serving individual subscribers, including individuals with little or no prior on-line experience. MindSpring provides easy-to-use Internet access by offering customized software, reliable network facilities and responsive customer service. MindSpring believes that there is a growing and unsatisfied demand for high quality Internet access for individuals. Trends contributing to this growth in demand include the heightened consumer awareness of the Internet, the increasing number of individuals who have computers with modems and the expanding diversity of information, entertainment and commercial offerings available on the Internet. Management believes that few, if any, of the Company's major competitors have developed a comparable level of service quality and customer support for individual subscribers and that by targeting individual subscribers, rather than attempting to serve all segments of the Internet access market, MindSpring can continue to increase its subscriber base rapidly while maintaining superior quality service.

BACKGROUND

         MindSpring was incorporated in Georgia in February 1994, and began marketing its services as an Internet access provider in June 1994. The Company reincorporated in Delaware in December 1995. Prior to the PSINet Transaction (as defined below) in June 1996, MindSpring was a regional Internet access provider that offered its services through 40 points of presence ("POPs") in the southeastern United States and had grown to approximately 34,500 subscribers.

         In June 1996, the Company announced its plans to become a nationwide Internet access provider through agreements with PSINet Inc. ("PSINet") to purchase certain of PSINet's consumer dial-up subscriber accounts, a customer service facility and certain other related assets, and to obtain access to PSINet's national network of over 200 POPs (the "PSINet Transaction").
PSINet has agreed, among other things, to provide to the Company: (i)
Internet connection services which meet reasonable commercial standards, including with respect to access and reliability; and (ii) access to PSINet's network monitoring systems and subscriber log-in and accounting information. As of December 31, 1996, the Company had access to approximately 218 POPs (excluding PSINet POPs located in areas served by MindSpring POPs) and served approximately 118,100 subscribers and approximately 3,700 Web Hosting customers.

         MindSpring POPs are connected to the Internet primarily through MindSpring's network hub in Atlanta, Georgia. Leased data communication lines from three different suppliers connect the network hub to the Internet backbone. The Company's network hub is connected to PSINet's nationwide network of over 200 POPs at the PSINet POP located in Austel, Georgia. The Company may also connect its network to PSINet's network at various other PSINet POP sites. By using PSINet POPs, MindSpring has reduced the need for significant up-front capital expenditures to establish MindSpring POPs to support the Company's growth, although the Company intends to maintain the flexibility to expand, open or close MindSpring POPs or make other capital investments as and where subscriber demand or strategic considerations warrant.

         Management believes that as a result of the Company's reputation for reliability and high quality, MindSpring will become recognized as a leading national provider of high quality Internet access services to individual subscribers.

CUSTOMER SUPPORT

         MindSpring believes that excellent customer support is critical to its success in retaining existing subscribers and in attracting new subscribers. MindSpring currently provides customer support through a call center located at its headquarters, which is open for service from 9:00 a.m. until 9:00 p.m. eastern time seven days a week (excluding holidays). The Company also provides customer support through a call center near Harrisburg, Pennsylvania (the "Harrisburg Facility"), which is generally open for service 24 hours a day, seven days a week. Subscribers can call these centers through a local Atlanta telephone number or a toll-free "800" number. Subscribers can also e-mail their questions directly to a customer support address at the Company. In addition, the Company maintains MindSpring specific newsgroups on the Internet, where subscribers can post requests for help, and other subscribers, as well as MindSpring support personnel, can respond. As of December 31, 1996, the Company had a staff of over 190 technical support employees.

SALES AND MARKETING

         MindSpring believes that the market for individual Internet access is heavily influenced by person-to-person referrals. Accordingly, the Company's marketing efforts have been geared, among other things, toward generating positive referrals and stimulating subscriber growth and retention by providing an exceptionally high quality service to its existing subscribers. MindSpring also offers a $10 credit to existing subscribers each time a new subscriber names the existing subscriber as the referral source. During 1995 and 1996, a significant number of the Company's new subscribers (not including the subscriber accounts obtained through purchases) indicated that they were referred by an existing subscriber.

         In addition to encouraging referrals from existing subscribers, the Company intends to establish a nationwide presence and nationwide name recognition through moderate amounts of print publication, radio and direct mail advertising and by pursuing the nationwide strategic alliances and retail opportunities available to the Company as a result of MindSpring's nationwide access and reputation for reliability and high quality. Such nationwide marketing opportunities may include, among others: entering into large-scale bundling arrangements with complementary products such as computers, software products, multimedia books, and CD-ROM merchandise; entering into retail distribution agreements for its software package with national distributors; and seeking strategic alliances with complementary businesses operating in its service areas, such as Internet-oriented training organizations and consulting firms, World Wide Web content developers, computer networking firms, media companies, telecommunications companies, local area network and World Wide Web consulting companies, and other Internet access companies that specialize in providing dedicated connections. The Company expects that any such alliances would be of varying natures and terms. The Company seeks to forge these alliances through:

                          Trade arrangements with media companies.  The Company
                 establishes trade arrangements with a variety of media companies, including newspapers, radio and television stations, cable television stations, and telecommunications companies in the areas in which the Company provides service. These arrangements may involve, among other things, commission arrangements, "wholesale" purchases of Company services for resale, private branding of Company services, or an exchange of MindSpring Internet services for advertising or other promotional services.

                          Sales agent programs.  MindSpring has relationships
                 with a number of sales agents who typically are involved in offering products or services that are related to the Internet. The basic sales agent agreement offers a finder's fee for each new subscriber who names the sales agent as the referral source. MindSpring sales agents include Internet-oriented training organizations and consulting firms, World Wide Web content developers, computer networking firms, local area network and World Wide Web consulting companies and computer stores.

                          Speaking appearances and presentations.  MindSpring
                 marketing personnel spend considerable time meeting with and making presentations to groups representing potential subscribers, such as computer user associations, high technology business associations and educational institutions.

         The Company also intends to continue to expand its marketing and distribution efforts by exploiting newly available marketing opportunities as well as traditional advertising media. The Company anticipates that the expansion of its geographic coverage and subscriber base will require it to continue to expand and adapt its marketing and distribution efforts. MindSpring will continue to closely monitor the results of its marketing techniques as part of an ongoing effort to increase the cost-effectiveness of its marketing efforts.

         MindSpring has attempted to maintain a high degree of personal contact with the communities that it serves, and the Company has a staff of regional managers who are responsible for generating interest in MindSpring in these communities. The Company plans to continue these efforts in the southeastern United States and selectively expand them to include key metropolitan areas in other regions of the country.

         Sales are consummated by the Company's telephone sales force, which responds to incoming subscription inquiries, as well as through an on-line sign-up procedure. The on-line registration module, which is available in the Company's retail software package and through various OEM arrangements, enables a user to become a MindSpring subscriber by selecting service plans and billing methods on-line, without the need to speak to a MindSpring employee.
As of December 31, 1996, the Company's retail software package was available in 126 computer stores and other outlets located in the southeastern United States. The Company intends to expand the availability of the retail software package in connection with the Company's evolving nationwide service area.

MINDSPRING SERVICE PLANS

         MindSpring's primary subscribers are individuals within local dialing range of one of the MindSpring or PSINet POPs and Web-hosting service subscribers. The Company's objective is to offer its service in a way that enables subscribers to have a positive experience with MindSpring and the Internet, even if they are not expert computer users or have no on-line experience. Accordingly, the Company provides extensive customer support services, helpful and easily understood documentation, and a software starter kit that is designed to be easy to install, easy to use and that supports both Windows and Macintosh users. In addition, MindSpring provides service to dedicated access subscribers.

         Dial-up Internet Access. MindSpring's primary service offering is dial-up Internet access. The basic equipment requirements for an individual dial-up subscriber are a Windows 3.x or later or Macintosh computer with at least 8MB of RAM and a working modem of 14.4 Kbps speed or faster. The subscriber's MindSpring connection is a direct PPP connection, enabling the subscriber to use any standard Internet capable software that will run on the subscriber's computer.

         The Company currently offers the following four price plans for dial-up subscribers in order to accommodate both heavy and light Internet users. Each plan requires a start-up fee of up to $25, depending upon the promotional method by which the subscriber is acquired.

                          The Works.  For $26.95 per month, individual
                 subscribers receive unlimited use (not intended to be a full-time connection) as well as 10MB of Web space, access to the Clarinet premium news service and two extra mailboxes.

                          Unlimited Access.  Individual subscribers pay $19.95
                 per month for unlimited use, with the restriction that the subscriber must disconnect when not actively accessing the Internet. The subscriber is not permitted, for example, to maintain a full-time computer connection as a World Wide Web server.

                          Standard.  Subscribers pay $14.95 per month for 20
                 hours of use and $1 per hour for each additional hour. Subscribers also receive 5MB of Web space and access to the Clarinet premium news service.

                          Light.  Subscribers pay $6.95 per month for five
                 hours of use and $2 per hour for each additional hour. Subscribers also receive 5MB of Web space.

         The Company has also established a discount program for organizations that open a group of at least ten individual accounts. The Company expects that the typical user of this program will be a corporation or other organization that wishes to purchase Internet access for its employees.

         Substantially all of the Company's subscribers are on month-to-month subscriptions. The Company offers a 30-day money-back satisfaction guarantee for new subscribers. Billing is made to the majority of subscribers by automatic charges to subscribers' credit cards each month in advance, though some subscribers are invoiced (for an extra charge). Subscribers, as well as the Company, may cancel an account at any time, with the cancellation taking effect as of the first day of the following month. The Company's liability in connection with a subscriber's use of the Company's services may be limited by certain provisions in the Company's standard form of service agreement.

         A user who is within local dialing range of one of the MindSpring POPs or PSINet POPs can access the Internet with a local telephone call. The Company also offers access to its services through an "800" number for an additional charge. All dial-up subscribers can connect to the MindSpring network (including the PSINet POPs) via modem at speeds up to 28.8 Kbps. Subscribers who access the Company's network through a MindSpring POP and who use the latest generation U.S. Robotics modem can connect at speeds up to 56 Kbps. In some cities that the Company serves, individual subscribers, except subscribers to the Unlimited Access plan, can also choose to connect via ISDN at 64 Kbps or 128 Kbps. There is a one-time extra startup fee of $25 for ISDN users who subscribe to the Standard and Light plans; otherwise, ISDN pricing is the same as for modem subscribers. All dial-up subscribers, except subscribers to the Unlimited Access plan, also have the option of using MindSpring servers to publish information on the Internet through the World Wide Web or FTP.

MindSpring subscribers may use the space made available on MindSpring's servers to make World Wide Web pages or computer files available to the Internet.

         Web Hosting. MindSpring also offers Web-hosting accounts for companies and other organizations that wish to create their own World Wide Web sites without maintaining their own Web server and high speed Internet connection. Web-hosting subscribers can use their own domain name in their World Wide Web address. This type of Web hosting is sometimes called "virtual hosting." Web-hosting subscribers are responsible for building their Web sites themselves, and then uploading the pages to a MindSpring Web server. The Company's Web-hosting service features state-of-the-art Web servers for high speed and reliability, a high quality connection to the Internet, specialized customer support, advanced services features such as secure transactions and VRML (Virtual Reality Markup Language, a feature which allows Web site visitors to navigate through a three dimensional "virtual" world) and detailed statistical reporting on hits to the site. Average monthly fees for Web-hosting accounts are approximately $55. MindSpring had approximately 3,700 Web-hosting subscribers as of December 31, 1996.

         "Dedicated" Connections. MindSpring offers "dedicated" (i.e., full-time) connections at the following current prices:

 Dedicated 28.8 Kbps modem connection  . . . . . . . . . . . . .     $500 start-up fee, $120 per month
 Dedicated 64 Kbps ISDN connection . . . . . . . . . . . . . . .     $250 start-up fee, $250 per month
 Dedicated 128 Kbps ISDN connection  . . . . . . . . . . . . . .     $250 start-up fee, $400 per month

In providing dedicated connections, MindSpring does not provide network consulting services. Subscribers intending to use a dedicated MindSpring connection to their own networks need to be technically self-sufficient.

NETWORK INFRASTRUCTURE

         Geographic Coverage. As of December 31, 1996, MindSpring offered Internet access service through 40 MindSpring POPs in nine states and the District of Columbia. In addition, as a result of the PSINet Transaction, the Company has access to PSINet's network of over 200 POPs located in 46 states and the District of Columbia.

         The MindSpring Network. Users located within local dialing range of a MindSpring POP connect to the POP through telephone lines provided by the local telephone company. Each MindSpring POP generally connects to the Company's Atlanta hub via a leased line T-l connection. The equipment located in the remote POPs consists primarily of a router, rackmounted terminal servers and modems.

         In order to continue to build its base of individual dial-up subscribers, the Company intends to continue to evaluate the need to expand existing MindSpring POPs, to open new MindSpring POPs and to locate servers in remote locations to optimize network traffic. The number and location of additional POPs that the Company may actually open depends on such factors as subscriber demand, relative costs of telecommunications facilities, competitive considerations, and other factors, including the ability to provide service through access to PSINet POPs and possibly through POPs of other companies.
The Company has no current plans and is not involved in any negotiations with respect to providing service through POPs of other companies.

         MindSpring's network hub is currently connected to the Internet through three separate leased data communications lines, one connecting to the Sprint Communications Company, L.P. ("Sprint Communications") network, one to the Apex Global Information Services, Inc. ("AGIS") network and one to the BBN Planet Corporation ("BBN") network. Sprint Communications, AGIS and BBN are Internet backbone providers that carry data traffic for MindSpring and other subscribers and deliver it either to its end destination (if that destination is connected directly to their network) or to the Internet gateway points where the traffic is routed onward to its ultimate destination. As MindSpring grows, it will need to increase the bandwidth over its connection to the rest of the Internet. This may be done through increasing the bandwidth of the Company's connections through these current providers, by adding new connections through these or other providers, or by establishing leased line connections directly to the Internet gateway points.

         The Company maintains a Network Management Center at its Atlanta headquarters through which the Company's technical staff monitors network traffic, service quality and security, as well as equipment at individual POPs, to ensure reliable Internet access. The Network Management Center is staffed 24 hours a day seven days a week. In addition, the Company is continuing to invest in improved network monitoring software and hardware systems.

         MindSpring Connection to PSINet POPs. In addition to its MindSpring POPs, the Company provides Internet access to its subscribers through a nationwide network of over 200 PSINet POPs pursuant to a Network Services Agreement with PSINet (as amended, the "Services Agreement"). The Company believes that this arrangement will enable it to provide Internet access services on a nationwide basis while reducing capital expenditures.
However, the Company intends to maintain the flexibility to expand or open MindSpring POPs or make other capital investments as and where subscriber demand or strategic considerations warrant.

MINDSPRING SOFTWARE

         An important component of the Company's offering for dial-up subscribers is the MindSpring starter kit. The starter kit includes: the MindSpring installation program, front-end software and documentation, an on-line registration module (retail version only), network software that enables a subscriber to connect to the Internet, and application programs. See "Subscriber Applications."

         The Company's objectives in developing and providing this starter kit are to:

         Simplify installation. The MindSpring Windows software package automatically configures all the individual Internet access programs after one-time entry by the user of a few required fields of information (name, username, password, etc.). The Macintosh installation program is similar but requires subscribers to enter some additional information.

         Provide a convenient and intuitive starting place for subscribers.
The MindSpring front-end software allows subscribers to connect and disconnect, see any current messages from MindSpring, check their monthly usage, see if they have any e-mail, and launch any of their Internet application programs, all from one screen. "Help" files and the accompanying documentation contain information on trouble-shooting and things to do on the Internet.

         Enhance efficiency of the Company's support services. High-quality software with which the Company's customer service representatives are familiar makes it easier for the Company to provide fast and efficient customer support. Software that is reliable and easy to install and use also tends to reduce subscriber need for extensive support services.

         Provide state-of-the-art applications. The Company uses already-existing applications in its software package. MindSpring believes that this approach will enable it to include state-of-the-art software in its package and keep pace with technology developments by replacing applications with newer or better programs as they become available without diverting resources by attempting to develop new applications programs.

         Provide open standards and flexibility. MindSpring software is based on open standards, and the Windows package is fully Winsock compatible.
Winsock is an industry standard programming interface definition for Windows which specifies how TCP/IP-based network applications should communicate with TCP/IP protocol software. Winsock has been adopted by most vendors of network protocol software and network applications software for Windows. Subscribers can run any standard Windows or Macintosh Internet programs and are not limited to those programs that are included in the starter kit but can experiment with new Internet applications as they become available.

SUBSCRIBER APPLICATIONS

         MindSpring subscribers use their accounts for communicating, retrieving information and publishing information on the Internet. In Company surveys of its subscribers, a substantial number of the Company's individual subscribers report that they use their MindSpring accounts for business as well as for personal purposes. The subscribers' MindSpring connection is a direct PPP connection, enabling subscribers to use any standard Internet-capable software that will run on their computers. A complete set of the most popular Internet applications are included in the MindSpring starter kit software package, including:

                 Electronic Mail. E-mail allows subscribers to exchange electronic messages with anyone else who has an Internet e-mail address. These messages are usually text only, but can also include other kinds of computer files (such as images, computer programs, or word processing documents), which are sent as attachments. The Company's software package includes the Eudora e-mail application.

                 The World Wide Web. The World Wide Web allows a multimedia presentation of material (text, graphic, sound and video). Users can move from one World Wide Web site to another by clicking on hypertext links and can interact with the World Wide Web information providers through typed input. The software programs that allow users to explore the World Wide Web are known as "browsers." The browser application currently included in the Company's software package is Microsoft's Internet Explorer.

                 Network News. Network News provides Internet-wide, subject-specific forums on thousands of different subjects, where users can post information and review posted information from other users.

                 FTP. File transfer protocol, or FTP, is a standard Internet tool that allows users to send and retrieve computer files. FTP is often used for retrieving software from various archive sites on the Internet.

                 Internet Relay Chat. Internet Relay Chat allows users to participate in chat sessions, in which typed comments from all participants appear on the screen, allowing simultaneous multi-person real-time conversations.

         The Company has obtained permission and, in certain cases, licenses from each manufacturer of the software that the Company bundles in its front-end software product for Windows and Macintosh subscribers. See "Proprietary Rights."

BILLING AND MANAGEMENT INFORMATION SYSTEMS

         Most of the Company's individual subscribers pay their MindSpring fees automatically by credit card each month. The Company generally sends monthly invoices to commercial accounts with multiple users. Billing calculations and payment transactions are managed on the Company's automated billing system, which was implemented in May 1995. The Company expects to continue to modify and upgrade its billing system in order to maintain its ability to bill and collect amounts due and to be responsive to changes in the market.

PROPRIETARY RIGHTS

         General. Although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights, the Company's success and ability to compete is dependent in part upon its technology. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. It is the Company's policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company must be kept confidential and not disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         Licenses. The Company has obtained authorization to use the product of each manufacturer of software that the Company bundles in its front-end software product for Windows and Macintosh subscribers. The particular applications included in the MindSpring starter kit have in some cases been licensed. These licensed applications currently include: the Netscape Navigator (a trademark of Netscape Communications Corporation ("Netscape Communications")) from Netscape Communications (which license expires on December 31, 1997); TCP/IP software from Network TeleSystems, Inc. (which license has been renewed through November 11, 1997 and is renewable for one-year terms thereafter); the Eudora(R) e-mail program from Qualcomm, Inc. (which license expires on September 28, 1997); Lview Pro graphics viewer software from MMedia Research (which license has an indefinite term); Internet Explorer from Microsoft (which license expires on September 5, 1998); Anarchie from Peter N. Lewis (which license expires on January 19, 1998); FreePPP from Steve Dagley (which license has an indefinite term); and Fetch from Dartmouth University (which license expires on June 3, 1997). In addition, the Company is in the process of renewing or deciding whether to renew licenses for Newswatcher from Northeastern University, Mac TCP from Apple Computer, Inc. and MacPPP from Merit Network, Inc. The Company currently intends to maintain or negotiate renewals of, as the case may be, all other existing software licenses and authorizations as necessary. The Company may also want or need to license other applications in the future. License fees charged to the Company upon enrollment of additional subscribers are included in the cost of subscriber start-up fees. Other applications included in the MindSpring starter kit are shareware that the Company has obtained permission to distribute, or are from the public domain and are freely distributable. The front-end software programs in MindSpring's starter kit for Windows, Win95 and Macintosh were developed by MindSpring.

         Trademarks. In April 1996, the Company adopted a new MindSpring logo. The Company currently has applications pending with respect to the registration in the United States of the trademark "MindSpring" (and design) for each of the old and new MindSpring logos. As part of the PSINet Transaction, the Company has acquired trademark applications for the trademarks "Pipeline" and "Pipeline USA." The Company is evaluating whether to prosecute these applications.

COMPETITION

         The market for the provision of Internet access to individuals is extremely competitive and highly fragmented. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company believes that the primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

         As a result of increased competition in the industry, the Company has encountered and expects to continue to encounter significant pricing pressure. In May 1996, in response to a changing competitive environment, the Company introduced five different pricing plans for dial-up access (one of which was discontinued in September 1996 due to low subscriber interest), compared to the two prior plan offerings. These plan changes generally represent a reduction from the previous rates. Further reductions in rates charged by the Company's competitors could require the Company to further reduce prices charged to its subscribers, which could cause a decrease in total revenue and revenue per subscriber and reduce the likelihood of the Company achieving positive cash flow or profitability in the future. Any such reductions in prices could materially adversely affect the Company's business, financial condition and results of operations. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with their Internet access services, reducing the overall cost of their Internet access solution and significantly increasing price pressures on the Company. Competition could also result in increased selling and marketing expenses, related subscriber acquisition costs, and increased subscriber attrition, all of which could adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to offset the effects of any such increased costs or reductions in the Company's prices through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise, or that the Company will have the resources to continue to compete successfully.

         The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. In addition, every local market the Company has entered or intends to enter is served by multiple local Internet access providers. The Company currently competes or expects to compete with the following types of Internet access providers: (i) national commercial Internet access providers, such as NETCOM On-Line Communications, Inc. ("NETCOM"); (ii) numerous regional and local commercial Internet access providers which vary widely in quality, service offerings and pricing; (iii) established on-line commercial information service providers, such as America Online, Inc. ("America Online") and CompuServe Incorporated ("CompuServe");
(iv) computer hardware and software and other technology companies, such as International Business Machines Corporation ("IBM") and Microsoft Corp. ("Microsoft"); (v) national long distance carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), MFS Communications Company, Inc. ("MFS"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom");
(vi) regional telephone companies; (vii) cable operators; and (viii) nonprofit or educational Internet access providers.

         The Company believes that new competitors, including large computer hardware and software, media and telecommunications companies, will continue to enter the Internet access market, resulting in even greater competition for the Company. For example, Microsoft has introduced an Internet access solution, including front-end software and an on-line service called "Microsoft Network." The application software for this on-line service is bundled with Microsoft's Windows '95 operating system, which may give the service a significant advantage over on-line and other Internet access providers, including the Company. In connection with its plans to enter the Internet access market, Microsoft has entered into a strategic alliance with UUNet Technologies Inc. ("UUNet") (which was recently acquired by MFS) (including the purchase of a minority investment in UUNet by Microsoft) that will give Microsoft customers access to the Internet through UUNet's POPs. MFS was acquired by WorldCom in December 1996. Microsoft also recently announced strategic marketing alliances for Internet access with MCI, AT&T and NETCOM. GTE Corp. ("GTE") also recently entered into a strategic alliance with UUNet whereby GTE's customers will obtain access to the Internet through UUNet's communications network. AT&T began offering Internet access to its customers in April 1996 and MCI and Sprint have also recently entered the Internet access market. In addition, IBM's most recent version of its 0S/2 operating system software includes Internet utilities, and IBM offers Internet access through its own private communications network. IBM also recently announced an agreement with BellSouth Telecommunications, Inc. ("BellSouth") whereby BellSouth customers will be able to access the Internet through IBM'S network. The ability of these competitors or others to enter into strategic alliances or joint ventures or to bundle services and products with Internet access could put the Company at a significant competitive disadvantage.

         Moreover, the Company expects to face competition in the future from companies that provide connections to consumers' homes, including local and long distance telephone companies, cable television companies, electric utility companies and wireless communications companies. For example, technologies have been developed to enable cable television operators to offer high-speed Internet access through their cable facilities. These broadband technologies promise significantly higher access rates than existing modem speeds. Such companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge and could prevent the Company from delivering Internet access through the wire and cable connections that such companies own. Any such developments could materially adversely affect the Company's business, financial condition and results of operations.

         The Company does not currently compete internationally. To the extent that the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, the Company may be at a competitive disadvantage relative to other competitors.

GOVERNMENT REGULATION

         The Company provides Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. The Company is at present considered an enhanced services provider and, therefore, is not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other agency, other than regulations applicable to businesses generally. However, the Company could become subject in the future to regulations by the FCC and/or other regulatory commissions as a provider of basic telecommunications services. The FCC recently issued a Notice of Inquiry in which it seeks comment on whether it should distinguish between different categories of enhanced services, and announced that it will address issues about the continued viability of its current regulatory division between basic and enhanced services in a future proceeding.

         The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Several private lawsuits seeking to impose such liability upon Internet access providers and on-line services companies are currently pending. Although no such claims have been asserted against the Company to date, there can be no assurance that such claims will not be asserted in the future, or if asserted, will not be successful. Furthermore, although the Company has attempted to limit its liability by the terms of its standard service agreement, there can be no assurance that the Company's liability would be so limited in the event of any litigation or other claim against the Company. In addition, the Communications Decency Act of 1996 (the "CDA"), which is Title V of the Telecommunications Act of 1996, P.L. 104-104 (the "1996 Telecommunications Act"), imposes fines on any entity that: (i) by means of a telecommunications device, knowingly sends indecent or obscene material to a minor; (ii) by means of an interactive computer service, sends or displays indecent material to a minor; or (iii) permits any telecommunications facility under such entity's control to be used for the purposes detailed above. The standard for determining whether an entity acted knowingly has not yet been established. The following defenses to liability under the statute exist: (i) any entity that solely provides access or connection to or from a facility, system, or network not under that entity's control; and (ii) the use of reasonable, effective and appropriate screening efforts to restrict or prevent access by minors. These defenses are unavailable to an entity that (i) is found to have conspired with another entity involved in the creation or knowing distribution of obscene or indecent material through an interactive computer service or telecommunications device or that knowingly advertises the availability of such material or (ii) that solely provides access or connection, but also owns or controls, a facility, system, or network engaged in the prohibited activities. The 1996 Telecommunications Act creates the right to challenge the law before a three-judge district court and a right of direct appeal to the U.S. Supreme Court. Litigation was filed in federal court challenging the constitutionality of the on-line provisions of the 1996 Telecommunications Act. On June 12, 1996, a three-judge panel of the U.S. District Court for the Eastern District of Pennsylvania unanimously enjoined enforcement of these provisions. The court has since clarified that its injunction applies only to indecency issues and not to the display or transmission of obscene material or child pornography. The Justice Department has appealed the lower court's decision to the Supreme Court, and included in its jurisdictional statement an argument that the Supreme Court should uphold as much of the CDA as possible and sever only those portions determined to be unconstitutional. In a similar suit filed in the U.S. District Court for the Southern District of New York, another three-judge panel has granted a stay against enforcement of the CDA. The Justice Department has filed a jurisdictional statement with the Supreme Court to challenge that case, although the Supreme Court will likely hold it in abeyance pending a decision in the other action.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing and copyright infringement. Shortly after AT&T announced its plans to offer Internet access, several Bell Operating Companies reportedly complained that AT&T should no longer receive the benefit of a data transmission exemption to a 1983 FCC "access charge" plan, which exemption applies to all Internet service providers. In a Notice of Proposed Rulemaking, the FCC tentatively concluded that information service providers should be exempted from paying access charges. However, the FCC has yet to render a final decision on this issue, and has initiated proceedings to examine broader issues regarding access charges and regulatory treatment of interstate information services and the Internet. The Company cannot predict the impact, if any, that the elimination of this exemption or any other future regulatory changes or developments may have on its business, financial condition and results of operations. In addition, Tacoma, Washington has imposed a tax on companies that connect people to the Internet, and other localities may impose similar taxes. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business, financial condition and results of operations.

         As the law in this area develops, the potential imposition of liability upon the Company for information carried on and disseminated through its network could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of contesting any such asserted claims or the consequent imposition of liability could materially adversely affect the Company's business, financial condition and results of operations.

RISK FACTORS

         Limited Operating History; Operating Losses. The Company was incorporated on February 24, 1994 and commenced offering Internet access in June 1994. The Company has had net losses in each quarter since it commenced operations and had net losses of approximately $75,000, $1,959,000 and $7,612,000 for the years ended December 31, 1994, 1995 and 1996, respectively. As of December 31, 1996, the Company had an accumulated deficit of approximately $9,646,000. The Company expects that it will continue to incur net losses at least through the third quarter of 1997. Amortization charges in connection with the Company's acquisition of assets related to PSINet's consumer dial-up Internet access services were first incurred in the third quarter of 1996 and are expected to adversely affect the Company's results of operations through the second quarter of 1999. The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon a number of factors, including the Company's ability to increase revenue while reducing per subscriber costs by achieving economies of scale. There can be no assurance that the Company will be successful in increasing or maintaining revenue or achieving or sustaining economies of scale or positive cash flow in the future, and any such failure could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Factors Affecting Operating Results; Potential Fluctuations in Quarterly Results," and "Business -- Competition."

         Dependence on PSINet. The Services Agreement with PSINet expires on June 28, 2001, and automatically renews for additional one-year terms, but may be terminated earlier by PSINet upon 365 days prior written notice, provided that no such termination may become effective prior to October 31, 1998. The Services Agreement does not require PSINet to continue to operate any POP that is not serving as a primary dial-in POP for any MindSpring subscriber. PSINet's inability or unwillingness to provide POP access to MindSpring's subscribers, or the Company's inability to secure alternative POP arrangements upon partial or complete termination of the Services Agreement or other loss of access to PSINet POPs, could significantly limit the Company's ability to provide Internet access to its subscribers and limit the Company's ability to expand nationally, which could, in turn, have a material adverse effect on the Company's business, financial condition and results of operations. Other than its intention to retain the flexibility to open new MindSpring POPs on an as-needed basis, the Company does not currently have any plans or commitments with respect to such alternative POP arrangements. There can be no assurance that any such alternative arrangements will be available if and when the Company requires them or, if available, that such arrangements will be on terms acceptable to the Company.

         Pursuant to the Services Agreement, the Company expects to rely increasingly on PSINet to provide connectivity to MindSpring subscribers through PSINet's nationwide network of over 200 POPs. The future success of the Company's business will depend, in part, on the capacity, reliability and security of PSINet's network infrastructure, over which the Company has no control. In the event of disruptions in PSINet's network, the Company may have no means of replacing these services on a timely basis or at all in the event of such disruption. Any accident, incident, system failure or discontinuance of operations involving PSINet's network that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its subscribers, and, in turn, on the Company's business, financial condition and results of operations. See "-- Dependence on Network Infrastructure; Capacity; Risk of System Failure," "-- Dependence on Telecommunications Carriers and Other Suppliers" and "-- Security Risks."

         Factors Affecting Operating Results; Potential Fluctuations in Quarterly Results. The Company's future success depends on a number of factors, many of which are beyond the Company's control. These factors include, among others: the rates of and costs associated with new subscriber acquisition, subscriber retention, capital expenditures and other costs relating to the expansion of operations; the timing of new product and service announcements; changes in the Company's pricing policies and those of its competitors; market acceptance of new and enhanced versions of the Company's products and services; changes in operating expenses; changes in the Company's strategy; personnel changes; the introduction of alternative technologies; the viability of the Company's arrangement with PSINet under the Services Agreement; and the effect of potential acquisitions, increased competition in the Company's markets and other general economic factors.

         The Company's operating results, cash flows and liquidity may fluctuate significantly in the future. The Company's revenue depends on its ability to attract and retain subscribers who purchase access on a month-to-month basis. MindSpring generally offers its new subscribers a 30-day money-back satisfaction guarantee, and MindSpring subscribers have the option of discontinuing their service at the end of any given month for any reason. The Company's expense levels are based, in part, on its expectations as to future revenue. To the extent that revenue is below expectations, the Company may be unable or unwilling to reduce expenses proportionately, and operating results, cash flows and liquidity are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results and/or growth rate will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock will likely be materially adversely affected.

         Risks Associated with Additional Acquisitions and Purchases of Subscriber Accounts. As part of its business strategy, the Company has undertaken the PSINet Transaction and will continue to evaluate additional strategic acquisitions of businesses and subscriber accounts principally relating to its current operations. Such transactions commonly involve certain risks including, among others: the difficulty of assimilating the acquired operations and personnel; the potential disruption of the Company's ongoing business; the possible inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's service offerings and the maintenance of uniform standards, controls, procedures and policies; the risks of entering markets in which the Company has little or no direct prior experience; and the potential impairment of relationships with employees and subscribers as a result of changes in management. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with the PSINet Transaction or other future transactions. In addition, any such transactions could materially adversely affect the Company's operating results due to dilutive issuances of equity securities, the incurrence of additional debt, and the amortization of expenses related to goodwill and other intangible assets, if any. The Company is not currently engaged in any negotiations with respect to specific additional significant acquisitions, although from time to time it has had discussions with several companies and is continuing to assess these and other acquisition opportunities.

         Management and Risks of Growth. The rapid execution necessary for the Company to fully exploit the market for its products and services requires an effective planning and management process. MindSpring's rapid growth is placing, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. In order to effectively manage its operations, the Company will be required to continue to implement and improve its operational, financial and management information systems and to attract, identify, train, integrate and retain qualified personnel. These demands will require the addition of new management personnel and the development of additional expertise by existing management. Eight of the Company's twelve officers have joined the Company since January 1995, including President and Chief Operating Officer Michael S. McQuary and Vice President and Chief Financial Officer Michael G. Misikoff. The Company's success depends to a significant extent on the ability of its officers to operate effectively, both independently and as a group.

         In particular, the successful integration of newly acquired assets and the implementation of a nationwide strategy and network will require close monitoring of service quality (particularly through PSINet POPs) and, to the extent management deems necessary, identification and acquisition of physical sites, acquisition and installation of necessary equipment and telecommunication facilities, implementation of marketing efforts in new as well as existing locations, employment of qualified personnel to provide technical and marketing support for such sites, and continued expansion of the Company's managerial, operational and financial resources to support such development. The demands on the Company's customer support resources have grown rapidly due to the Company's rapidly expanding subscriber base. There can be no assurance that the Company's customer support or other resources will be sufficient to manage any future growth in the Company's business or that the Company will be able to implement in whole or in part its expansion program.

         Dependence on Network Infrastructure; Capacity; Risk of System Failure. The future success of the Company's business will depend on the capacity, reliability and security of its network infrastructure, including the PSINet POPs to which the Company is granted access pursuant to the Services Agreement. The Company will have to expand and adapt its network infrastructure as the number of subscribers and the amount and type of information they wish to transfer increases. Such expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all.

         Capacity constraints have occurred, and may occur in the future, both at the level of particular POPs (affecting only subscribers attempting to use the particular POP) and in connection with system-wide services (such as e-mail and news group services). From time to time the Company has experienced delayed delivery from suppliers of new telephone lines, modems, terminal servers and other equipment. If delays of this nature are severe, all incoming modem lines may become full during peak times, resulting in busy signals for subscribers who are trying to connect to MindSpring. Similar problems can occur if the Company is unable to expand the capacity of its information servers (for e-mail, news and the World Wide Web) fast enough to keep up with demand from the Company's rapidly expanding subscriber base. If the capacity of such servers is exceeded, subscribers will experience delays when trying to use a particular service. Further, if the Company does not maintain sufficient bandwidth capacity in its network connections, subscribers will perceive a general slow-down of all services on the Internet. While the Company's objective is to maintain substantial excess capacity, any failure of the Company to expand or enhance its network infrastructure on a timely basis or to adapt it to an expanding subscriber base, changing subscriber requirements or evolving industry standards could materially adversely affect the Company's business, financial condition and results of operations. In addition, while the Services Agreement requires PSINet to provide commercially reliable service to MindSpring's subscribers with a significant assurance of accessibility to the Internet, there can be no assurance that such services or Internet access will meet the Company's requirements, which could materially adversely affect the Company's business, financial condition and results of operations.

         The Company's operations and services provided through PSINet POPs are dependent on the extent to which the Company's and PSINet's computer equipment is protected against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of the Company's computer equipment, including critical equipment dedicated to its Internet access services, is located at a single facility in Atlanta, Georgia. A significant amount of critical equipment is also located at the Harrisburg Facility. Despite precautions taken by the Company and by PSINet (over which the Company has no control), the occurrence of a natural disaster or other unanticipated problems at the Company's headquarters, network hub, the Harrisburg Facility or at MindSpring or PSINet POPs could cause interruptions in the services provided by the Company. In addition, failure of the Company's telecommunications providers to provide the data communications capacity required by the Company as a result of a natural disaster, operational disruption or for any other reason could cause interruptions in the services provided by the Company. See "Business -- Network Infrastructure." The Company does not currently maintain fully redundant or backup Internet services or backbone facilities or other fully redundant computing and telecommunication facilities. Any accident, incident or system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its subscribers, and, in turn, on the Company's business, financial condition and results of operations.

         Dependence on Telecommunications Carriers and Other Suppliers. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The Company will also rely on PSINet to provide connectivity to MindSpring subscribers through PSINet's nationwide network of POPs. The Company is subject to potential disruptions in these telecommunications services and may have no means of replacing these services, on a timely basis or at all, in the event of such disruption. In addition, local phone service is currently available only from the local monopoly telephone company in each of the markets served by the Company. Management believes that the 1996 Telecommunications Act generally will lead to increased competition in the provision of local telephone service, but the Company cannot predict the timing or extent of any such developments or the effect thereof on pricing or supply.

         The Company is dependent on certain third-party suppliers of hardware components. Certain components used by the Company in providing its networking services are currently acquired from only one source, including modems manufactured by U.S. Robotics, Inc., terminal servers manufactured by Livingston Enterprises, Inc., and high-performance routers manufactured by Cisco Systems, Inc. Expansion of network infrastructure by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities, at the quality levels and at the times required by the Company, or at all. The Company's inability to develop alternative sources of supply if required could result in delays and increased costs in expanding the Company's network infrastructure.

         The Company's suppliers and telecommunications carriers also sell or lease products and services to the Company's competitors and may be, or in the future may become, competitors of the Company themselves. There can be no assurance that the Company's suppliers and telecommunications carriers will not enter into exclusive arrangements with the Company's competitors or stop selling or leasing their products or services to the Company at commercially reasonable prices or at all.

         Security Risks. Despite the implementation of security measures, both MindSpring's and PSINet's network infrastructures are vulnerable to computer viruses or similar disruptive problems caused by their subscribers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to MindSpring's subscribers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company or its subscribers, which could cause losses to the Company or its subscribers or deter certain persons from subscribing to the Company's services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems -- commonly known as "cracking" or "hacking." Although the Company intends to continue to implement security measures, and PSINet has publicly stated that it intends to do the same, such measures have been circumvented in the past, and there can be no assurance that measures implemented by the Company or PSINet will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in service to the Company's subscribers, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company expects that its subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. There can be no assurance that subscribers or others will not assert claims of liability against the Company as a result of any such failure. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and MindSpring's subscriber base and revenue in particular.

         New and Uncertain Market; Uncertain Acceptance of the Internet as a Medium of Commerce and Communication. The market for Internet access and related products is in an early stage of growth. The Company's success will depend upon the continuing development and expansion of the Internet and the market for Internet access. Critical issues concerning commercial and personal use of the Internet (including security, reliability, cost, ease of use, access and quality of service) remain unresolved and may affect the growth of Internet use. The acceptance of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires that such subscribers accept a new way of conducting business and exchanging information, that industry participants continue to provide new and compelling content and applications, and that the Internet provide a reliable and secure computer platform. It is difficult to predict with any assurance the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet access may also adversely affect the Company's ability to retain new subscribers, as subscribers unfamiliar with the Internet may be more likely to discontinue the Company's services after an initial trial period than other subscribers. If demand for Internet services fails to continue to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

         Risks of Technology Trends and Evolving Industry Standards. The market for Internet access is characterized by rapidly changing technology, evolving industry standards, changes in subscriber needs, and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to use leading technologies effectively, to continue to develop its technical expertise, and to enhance its existing services and develop new services to meet changing subscriber needs on a timely and cost-effective basis. There can be no assurance that the Company will be successful in using new technologies effectively, developing new services or enhancing existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance.

         The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. Although the Company intends to support emerging standards in the market for Internet access, there can be no assurance that industry standards will be established or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology uncompetitive or obsolete.

         The Company is also at risk to fundamental changes in the way Internet access is delivered. Currently, Internet services are accessed primarily by computers connected by telephone lines. Recently, several companies have developed cable television modems. These cable television modems have the ability to transmit data at substantially faster speeds than the modems the Company and its subscribers currently use. As the Internet becomes accessible through these cable television modems and by screen-based telephones, wireless products, televisions and other consumer electronic devices, or as subscriber requirements change the way Internet access is provided, the Company will have to develop new technology or modify its existing technology to accommodate these developments. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet access business to alternate access devices and conduits.

         Proprietary Rights; Infringement Claims. The Company's success depends in part upon its software and related documentation. The Company principally relies upon copyright, trade secret and contract law to protect its proprietary technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. See "Business -- Proprietary Rights."

         The Company has obtained permission and, in certain cases, licenses from each manufacturer of the software that the Company bundles in its front-end software product for subscribers. Although the Company does not believe that the software or the trademarks it uses infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could materially adversely affect the Company's business, financial condition and results of operations. Parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be extended or obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could materially adversely affect the Company's business, financial condition and results of operations. See "Business -- Proprietary Rights -- Licenses."

         Dependence on Key Personnel. The Company's success depends upon the continued efforts of its senior management team and its technical, marketing and sales personnel. Such employees may voluntarily terminate their employment with the Company at any time. The Company's success also depends on its ability to attract and retain additional highly qualified management, technical, marketing and sales personnel. The process of hiring employees with the combination of skills and attributes required to carry out the Company's strategy can be extremely competitive and time-consuming. There can be no assurance that the Company will be able to retain or integrate existing personnel or identify and hire additional personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could materially adversely affect the Company's business, financial condition and results of operations.

         Control of Company. As of February 28, 1997, ITC Holding Company, Inc. ("ITC Holding") owned approximately 25.8% and the Company's officers and directors owned approximately 17.2% of the outstanding voting stock of the Company. As a result, these stockholders, acting together, are able to exercise significant control over most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval of significant corporate matters such as certain change-of-control transactions. ITC Holding has pledged all of its stock in the Company to certain lenders in connection with a credit facility. In the event of a default by ITC Holding under such credit facility, the lenders or another third party may obtain ownership of all of ITC Holding's stock in the Company. In addition, the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") authorizes the Board of Directors of the Company (the "Board of Directors") to provide for the issuance of shares of preferred stock of the Company, in one or more series, which the Board of Directors could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The Company has no current plans to issue any such preferred stock. These factors could have the effect of delaying, deferring, dissuading or preventing a change of control of the Company.

         Potential Conflicts of Interest. ITC Holding, as a significant stockholder of the Company, and Campbell B. Lanier, III, William H. Scott, III and O. Gene Gabbard, who are directors, stockholders, and officers of ITC Holding and directors of the Company, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company and ITC Holding and/or its affiliates. For example, if the Company is required to raise additional capital from public or private sources in order to finance its anticipated growth and contemplated capital expenditures, the interests of the Company might conflict with those of ITC Holding and/or its affiliates with respect to the particular type of financing sought. In addition, the Company may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in the Company's judgment, could be beneficial to the Company, even though such transactions might conflict with the interests of ITC Holding and/or its affiliates. For example, DeltaCom, Inc., a wholly owned subsidiary of ITC Holding, provides (through its ViperNet division) Web-hosting and Internet access services primarily to companies and other organizations. If such conflicts do occur, ITC Holding and its affiliates may exercise their influence in their own best interests.

         The Company currently engages and expects in the future to engage in transactions with ITC Holding and/or its affiliates. The Company has purchased leased line connections, local telephone service, and on-site technical assistance for some of its POPs in western Georgia and Alabama from companies controlled by ITC Holding. Any significant interruption in these services would materially adversely affect the operation of the Company's network (as would the interruption of service from any of the Company's telecommunications vendors). The Company provides Internet access to various companies controlled by ITC Holding, but the revenue the Company derives from these sources is not substantial. The Company has adopted a policy requiring that any material transaction between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties. The Company believes that each current transaction in which it is engaged with an affiliate complies with this policy. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

         Anti-takeover Provisions. Certain provisions of the Restated Certificate and the Company's Amended and Restated Bylaws (the "Bylaws") and the Delaware General Corporation Law (the "Delaware Corporation Law") could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, or could discourage a third party from attempting to acquire control of the Company, even if such events would be beneficial to the interests of the stockholders. In particular, the classification of the Board of Directors could have the effect of delaying a change in control of the Company. In addition, the Restated Certificate authorizes the Board of Directors to provide for the issuance of shares of preferred stock of the Company, in one or more series, which the Board of Directors could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The Company has no current plans to issue any such preferred stock. The Company is also subject to the provisions of Section 203 of the Delaware Corporation Law. In general,
Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless certain conditions are met.

         Volatility of Stock Price. Since the Common Stock has been publicly traded, the market price of the Common Stock has fluctuated over a wide range and may continue to do so in the future. See "Market for Registrant's Common Stock and Related Stockholder Matters." The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the Common Stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry (including demand for Internet access), announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the Common Stock.

EMPLOYEES

                 As of December 31, 1996, the Company had 321 employees, including approximately 13 part-time employees. The Company anticipates that the development of its business will require the hiring of a substantial number of new employees. None of the Company's current employees are represented by a labor organization, and the Company's management considers its employee relations to be good.

ITEM 2.          PROPERTIES

         The Company maintains its corporate headquarters in Atlanta, Georgia. The lease for this space expires March 31, 1999. The Company has the option to extend this lease for an additional two years. The Company has arranged for expansion space within the building that houses its current headquarters and has recently entered into a lease for additional office space in the vicinity of its Atlanta headquarters in order to meet the Company's anticipated additional space requirements. The lease for this additional office space expires on March 31, 2002. The Company believes that these facilities will provide sufficient capacity for the Company's operations for the foreseeable future. The Company has also arranged for expansion space for its POP site in Atlanta, which it believes will provide sufficient room for growth over the expected term of its lease for such site, which has been renewed through June 30, 1997, and which renews automatically for successive six-month terms thereafter, subject to termination by either party upon 180 days written notice. Equipment for POPs other than the Atlanta POP site is generally co-located with, and in space leased from, other companies operating in the area of the particular POP. MindSpring employees in remote offices are expected to continue to work from their homes until the scope of the Company's operations in the related market warrants multiple employees there.

                 The Company also maintains the Harrisburg Facility, which it primarily uses to augment its current sales and customer support operations. The lease for the Harrisburg Facility expires on April 14, 1997. The Company intends to negotiate a renewal of the lease for the Harrisburg Facility prior to the expiration of the current lease term.

ITEM 3.          LEGAL PROCEEDINGS

                 The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                 MATTERS

                 The Company completed its initial public offering on March 14, 1996, at a price per share of Common Stock of $8.00. Since that date, the Common Stock has traded on the Nasdaq National Market under the symbol "MSPG." The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.


 1996                                              High               Low
 ----                                              ----               ---
 First Quarter (from March 14, 1996)               $8.88              $7.88
 Second Quarter                                    13.00               7.88
 Third Quarter                                     12.75               8.38
 Fourth Quarter                                    11.75               5.25


                 On March 21, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $7.25 per share. At March 21, 1997, there were 125 holders of record of the Common Stock.

                 The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. It is the current policy of the Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

                 Recent Sales of Unregistered Securities. Each share of Class C convertible preferred stock was automatically converted into one share of Common Stock on the 190th day following the Initial Offering (September 18,
1996) pursuant to its terms.

ITEM 6.          SELECTED FINANCIAL DATA

                 The following table sets forth selected financial and operating data for the Company. The selected historical statements of operations data for the years ended December 31, 1996 and 1995 and for the period from February 24, 1994 (inception) to December 31, 1994 (the "Inception Period"), and the selected historical balance sheet data as of December 31, 1996 and 1995 have been derived from financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere in this filing. The selected historical financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto and other financial and operating data included elsewhere in this filing. Dollar amounts (except per share data) are shown in thousands.


                                                       YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,    INCEPTION
                                                           1996           1995          PERIOD
                                                       ------------   ------------    ----------
STATEMENTS OF OPERATIONS DATA:
Revenue                                                  $   18,132    $    2,227         $  103
                                                         ----------    ----------         ------
Cost and expenses:
   Selling, general and administrative                       14,161         2,230            121
   Cost of revenue                                            8,208           966             52
   Depreciation and amortization                              3,285           265              5
                                                         ----------    ----------         ------
         Total  costs and expenses                           25,654         3,461            178
                                                         ----------    ----------         ------
Operating loss                                               (7,522)       (1,234)           (75)
Interest expense, net                                           (90)         (725)             0
                                                         ----------    ----------         ------
Net Loss                                                 $   (7,612)   $   (1,959)        $  (75)
                                                         ==========    ==========         ======

PER SHARE DATA:
Net loss per share                                       $    (1.45)   $    (0.62)
Weighted average common shares outstanding                5,252,611     3,175,376

OPERATING DATA:
Approximate number of subscribers at end of period          121,794        12,410          1,000
Number of Company employees at end of period                    321            95              8

BALANCE SHEET DATA:
Working Capital                                               5,520        (3,099)
Property and equipment, net                                  11,583         3,539
Total assets                                                 35,232         4,845
Total liabilities                                             9,825         4,363
Accumulated deficit                                          (9,646)       (2,034)
Total stockholder's equity                                   25,407           482

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MindSpring is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994, and began marketing its services in June 1994. The Company reincorporated in Delaware in December 1995. Prior to the PSINet Transaction in June 1996, MindSpring was a regional Internet access provider that offered its services through 40 POPs in the southeastern United States and had grown to approximately 34,500 subscribers.

         On June 28, 1996, the Company entered into a Purchase Agreement (as amended, the "Purchase Agreement") with PSINet, pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) certain of PSINet's individual subscriber accounts, and (ii) the lease for the Harrisburg Facility and all related telephone switches and other equipment (the "Assets").

         On June 28, 1996, the Company acquired 15,000 subscriber accounts from PSINet for $1,000,000 in cash and a $2,000,000 one-year promissory note (the "First PSINet Note"). The Company acquired an additional approximately 27,000 subscriber accounts and approximately $1,129,000 in related assets, including the Harrisburg Facility, as of September 1, 1996, at which time the Company issued an additional one-year promissory note to PSINet in the amount of $9,929,000 (the "Second PSINet Note"). The Purchase Agreement required the Company to apply 50% of the net proceeds from a public offering of the Company's Common Stock in October 1996 (the "October Offering") to repay amounts outstanding under the First and Second PSINet Notes. Accordingly, on October 21, 1996, the Company paid PSINet approximately $9,175,000, which consisted of (i) payment in full of the First PSINet Note, including the original principal balance of $2,000,000 plus a $100,000 (5%) principal increase pursuant to the terms of the First PSINet Note, and approximately $70,000 of accrued interest and (ii) partial payment of the Second PSINet Note in the amount of approximately $6,851,000 of principal (of the $9,929,000 total) and approximately $154,000 of accrued interest.

         Effective as of January 24, 1997, the Company and PSINet further amended the Purchase Agreement to, among other things, fix an aggregate purchase price for the Assets in an amount equal to $12,929,000 (excluding accrued interest and increases in principal amount under the First and Second PSINet Notes previously paid by the Company)(the "Purchase Price"). In connection with fixing the aggregate amount of the Purchase Price, the Company and PSINet amended the Second PSINet Note to, among other things, reduce the principal amount owed thereunder to $3,078,324, an amount equal to the remaining balance of the Purchase Price as of January 24, 1997. As amended, the Second PSINet Note no longer accrues interest and is payable over a two year period.

         In connection with the PSINet Transaction, the parties also entered into the Services Agreement, which enables MindSpring to offer nationwide Internet access through PSINet's network of over 200 POPs. Pursuant to the Services Agreement, PSINet has agreed, among other things, to provide to the Company: (i) Internet connection services which meet reasonable commercial standards, including with respect to access and reliability; and (ii) access to PSINet's network monitoring systems and subscriber log-in and accounting information. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Subject to certain exceptions, PSINet may not terminate the Services Agreement prior to October 31, 1998 and the Company may terminate the Services Agreement at any time upon 60 days' written notice to PSINet without penalty.

         The Company and PSINet amended the Services Agreement effective January 1, 1997 to provide for certain discounts to the monthly service fees which otherwise would have been payable by the Company to PSINet. Such discounts could equal in the aggregate up to $4,150,000 through October 1998. The following table outlines the maximum discounts per month in network services fees that are available under the Services Agreement. The discounts will be reflected as reductions of cost of revenue in 1997 and 1998 to the extent earned.

              PERIOD                                    DISCOUNT PER MONTH
       January 1997-July 1997                            $     150,000

     August 1997-September 1998                                200,000

            October 1998                                       300,000


         On August 6, 1996, the Company and The News and Observer Publishing Company ("N&O") entered into a definitive agreement, which was amended and restated on September 11, 1996, pursuant to which the Company agreed to acquire certain individual dial-up subscriber accounts in North Carolina in connection with N&O's Nando.net Internet access business (the "Nando.net Transaction"). The Nando.net Transaction was consummated on December 31, 1996. The number of subscribers acquired through the Nando.net Transaction was approximately 4,500 for approximately $519,000.

         The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. In May 1996, in response to a changing competitive environment, the Company introduced five different pricing plans for dial-up access (one of which was discontinued in September 1996 due to low subscriber interest), compared to the two prior plan offerings. With the new pricing plans, new and existing customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). These plan changes generally represent a reduction from the previous rates. The Company anticipates that additional price changes may be necessary in the future due to the dynamic nature of the Internet access industry. Management believes that the reduction in revenue per subscriber due to the effected price changes will be offset in the near term by continuing increases in subscriber growth. However, there can be no assurance that growth in the Company's revenue or subscriber base will be able to achieve or sustain profitability or positive cash flow.

         For the year ended December 31, 1996, the average monthly recurring revenue per dial-up subscriber was approximately $21 (monthly recurring revenue plus usage charges for non-"Flat Rate" subscribers, divided by total subscribers), compared to $23 per dial-up subscriber for the year ended December 31, 1995. The decrease in revenue per subscriber is primarily the result of the aforementioned price changes implemented in May 1996. Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging from $0 to $25. Aggregate subscriber fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. Most of the Company's individual subscribers pay their MindSpring fees automatically by preauthorized monthly charges to the subscriber's credit card.

         In addition, the Company earns revenue by providing Web-hosting services, full-time dedicated access connections to the Internet and domain registration primarily to businesses and some individual subscribers. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web, so that the information is available to anyone who has access to the Internet. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses. These services have been classified as business services in the condensed statements of income and the table below.

         The Company's costs include (1) cost of revenue that are primarily related to the number of subscribers, (2) selling, general and administrative expenses that are associated more generally with operations, and (3) depreciation and amortization, which are related to the size of the Company's network and the deferred costs associated with acquired customer bases. Cost of revenue consists primarily of the start-up expenses for each subscriber, certain monthly licensing fees, and the costs of telecommunications facilities necessary to provide service to subscribers. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses. Cost of revenue also includes monthly license fees per subscriber for the right to receive and make available certain news services. Telecommunications costs include the costs of providing local telephone lines into each POP, costs relating to the Services Agreement with PSINet for use of its network, and costs associated with leased lines connecting each MindSpring-owned POP to the Company's hub and connecting the hub to the Internet backbone. The Internet backbone consists of high-speed networks that link the smaller, independent networks of the Internet.

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as the Company's scope of operations increases. However, the Company expects that such costs will be more than offset by anticipated increases in revenue attributable to overall subscriber growth. In addition, significant levels of marketing activity may be necessary in order for the Company to build or increase its subscriber base in a given market to a size large enough to generate sufficient revenue to offset such marketing expenses. The Company does not defer any start-up expenses related to entering new markets. The costs associated with the development and registration of the Company's trademarks have been expensed as incurred. Such costs have not been material.

         Prior to the PSINet Transaction, as the demand for the Company's services in a particular POP had grown, the Company had been required to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The Services Agreement provides the Company the option to evaluate on a POP-by-POP basis whether to continue to develop MindSpring POPs using the Company's capital resources or to conserve capital through utilization of PSINet POPs for a specified fee. As the Company expands into new markets, both cost of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using PSINet POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to PSINet based on revenue per subscriber served, as provided in the Services Agreement. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets.

         The Company had 40 Company-owned POPs as of December 31, 1996, which were serving approximately 68,000 subscribers as of such date. In addition, the Company had access to PSINet's nationwide network of over 200 POPs. As of December 31, 1996, the Company and PSINet maintained approximately 18 POPs in the same service areas. Pursuant to the Services Agreement, the Company has the flexibility to offer Internet access in such overlapping POP locations through a MindSpring POP, through a PSINet POP or a combination of both. The Company does not currently plan to open a significant number of new MindSpring POPs during 1997. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

         The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects to continue to focus on increasing its subscriber base which will result in higher expenses, but believes that the development of its operations will provide certain economies of scale which will decrease its cost of start-up fees, selling expenses, and general and administrative expenses as a percentage of revenue in the future.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the years ended December 31, 1996 and 1995 and the period from February 24, 1994 (inception) to December 31, 1994 (the "Inception Period"). Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.


                             RESULTS OF OPERATIONS

                                                      Year Ended            Year Ended           Year Ended
                                                   December 31, 1996    December 31, 1995           1994
                                                   -----------------    -----------------     -----------------
                                                     (000's)   % of      (000's)     % of       (000's)    % of
                                                              Revenue               Revenue              Revenue
STATEMENTS OF OPERATIONS DATA:
Revenue
  Dial-up access to Internet  . . . . . . . .      $ 13,420       74    $   1,455      65     $     70       68
  Start-up fees   . . . . . . . . . . . . . .         2,426       13          512      23           33       32
  Business services   . . . . . . . . . . . .         2,286       13          260      12            0        0
                                                   --------     ----    ---------    ----     --------    -----
      Total revenue   . . . . . . . . . . . .        18,132      100        2,227     100          103      100
                                                   --------     ----    ---------    ----     --------    -----

Cost and expenses:
  Selling, general and administrative   . . .        14,161       78        2,230     100          121      117
  Cost of revenue-recurring   . . . . . . . .         6,332       35          627      28           37       36
  Cost of revenue-start-up fees   . . . . . .         1,876       10          339      15           15       15
  Depreciation and amortization   . . . . . .         3,285       18          265      12            5        5
                                                   --------     ----    ---------    ----     --------    -----
      Total costs and expenses  . . . . . . .        25,654      141        3,461     155          178      173
                                                   --------     ----    ---------    ----     --------    -----
Operating loss  . . . . . . . . . . . . . . .        (7,522)     (41)      (1,234)    (55)         (75)     (73)
Interest expense, net . . . . . . . . . . . .           (90)      (1)        (725)    (33)           0        0
                                                   --------      ---     --------     ---      -------    -----
Net Loss  . . . . . . . . . . . . . . . . . .        (7,612)     (42)      (1,959)    (88)         (75)     (73)
                                                   ========     ====    =========    ====     ========    =====

PER SHARE DATA:
Net loss per share  . . . . . . . . . . . . .     $   (1.45)            $   (0.62)
Weighted average common shares outstanding  .     5,252,611             3,175,376

OPERATING DATA:
Approximate number of subscribers at
      end of period . . . . . . . . . . . . .       121,794                12,410                1,000
Number of Company employees at
      end of period . . . . . . . . . . . . .           321                    95                    8

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenue: Revenue for the year ended December 31, 1996 totaled approximately $18,132,000, as compared to approximately $2,227,000 for the year ended December 31, 1996. The 714% increase in period revenue resulted primarily from an 881% increase in subscribers offset by a decrease in revenue per subscriber resulting from the price changes implemented in May 1996. Access revenue for the year ended December 31, 1996 represented 74% of revenue, as compared to 65% of revenue for the prior year. Subscriber start-up fees accounted for 13% of revenue for the year ended December 31, 1996, as compared to 23% for the year ended December 31, 1995. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue remained relatively constant as a percentage of total revenue.

         Cost of revenue: For the year ended December 31, 1996, cost of revenue increased to approximately 45% of revenue as compared to approximately 43% of revenue for the year ended December 31, 1995. This increase is attributable to additional expenditures such as license fees and starter kits related to the PSINet Transaction and expenses associated with expanding the Company's network into 40 markets at the end of 1996 compared to seven markets at the end of 1995.

         Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 78% of revenue for the year ended December 31, 1996, compared to approximately 100% of revenue for the year ended December 31, 1995. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company benefiting from economies of scale with respect to such costs as salaries and wages that do not increase in direction proportion to increases in revenue and to cost control efforts implemented by management.

         Depreciation and amortization: Depreciation and amortization expenses increased to approximately 18% of revenue for the year ended December 31, 1996, compared to approximately 12% of revenue for the same period in the prior year. The increase is attributable to the 227% increase in property, plant and equipment and the amortization of the acquired customer bases from the PSINet Transaction and the Nando.net Transaction. The Company is amortizing the costs of acquired customer bases over a three-year period. Amortization expense related to the acquired customer bases for the year ended December 31, 1996 was approximately $1,521,000.

         Interest expense: The following table details the decrease in interest expense in 1996 versus 1995:

            EVENT                                       1996               1995
            -----                                       ----               ----
  Charge for Class C Convertible
     Preferred Stock  . . . . . . . . . . . .                0          (637,000)
  ITC Holding processing fee  . . . . . . . .                0           (50,000)
  Interest on PSINet notes  . . . . . . . . .         (324,000)                0
  Net income (expense) - other  . . . . . . .          234,000           (38,000)
                                                   ------------       -----------

  Interest (expense) income, net  . . . . . .      $   (90,000)       $ (725,000)
                                                   ============       ===========

Interest income increased in 1996 due to the increase in outstanding cash balances available for investment as a result of the proceeds from two public offerings. See "Year Ended December 31, 1995 Compared to Inception Period -- Interest Expense."

YEAR ENDED DECEMBER 31, 1995 COMPARED TO INCEPTION PERIOD

         Revenue: Revenue for the year ended December 31, 1995 were approximately $2,227,000, as compared to approximately $103,000 for the Inception Period. The Inception Period reflects sales activity from June through December 31, 1994. During the months of April and May 1994, the Company offered services to a limited number of subscribers on a "test" basis. The quarter ended September 30, 1994 was the first full quarter in which the Company made its services available to the general public. The increase in revenue in 1995 as compared to the Inception Period was primarily attributable to the Company being operational for the full 1995 period and the substantial increase in the number of subscribers in 1995.

         Revenue for both periods was comprised of start-up fees and monthly service fees from subscribers. Access revenue accounted for 65% of total revenue in 1995, as compared to 68% in 1994. Subscriber start-up fees accounted for 23% of the total revenue in 1995, as compared to 32% in 1994. At December 31, 1994, the Company had approximately 990 dial-up subscribers, fewer than ten dedicated access subscribers and fewer than ten web-hosting service subscribers. At December 31, 1995, the Company had approximately 11,830 dial-up subscribers, approximately 80 dedicated access subscribers and approximately 490 Web-hosting service subscribers.

         Cost of revenue: For the year ended December 31, 1995, cost of revenue represented approximately 43% of revenue, compared to approximately 51% of revenue for the Inception Period. Cost of Revenue decreased as a percentage of revenue primarily as a result of economies of scale from higher utilization of telecommunications facilities.

         Selling, general and administrative expenses: Selling, general and administrative expenses represented approximately 100% of revenue for the year ended December 31, 1995, compared to approximately 117% of revenue for the Inception Period. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company benefiting from economies of scale with respect to such costs as salaries and wages that do not increase in direct proportion to increases in revenue and cost control efforts implemented by management.

         Depreciation and amortization: During the Inception Period, the Company had a very small asset base, which expanded dramatically during 1995. Consequently, depreciation and amortization expenses increased as a percentage of revenue to approximately 12% of revenue for the year ended December 31, 1995, compared to approximately 5% of revenue for the Inception Period.

         Interest expense: In August 1995, ITC Holding Company, Inc. ("ITC Holding"), agreed to lend to the Company up to $2,000,000 in aggregate principal amount for working capital, general corporate purposes, and to fund capital expenditures (the "First ITC Loan"). All amounts outstanding under the First ITC Loan were due and payable in full on or before December 15, 1995. At December 15, 1995, the Company had not repaid any amounts outstanding under the First ITC Loan. In consideration of ITC Holding's agreement not to exercise its rights and remedies upon such default under the First ITC Loan, the Company agreed to pay ITC Holding a $50,000 processing fee, which the Company recorded as a charge to interest expense in the fourth quarter of 1995. In addition, the Company issued to ITC Holding an immediately exercisable warrant to purchase 100,000 shares of Class C Preferred Stock at an exercise price of $0.01 per share. The Company recorded the $637,000 difference between the fair market value of the warrants, at $6.38 per share, and the exercise price, at $0.01 per share, as interest expense in the fourth quarter of 1995. In December 1995, ITC Holding agreed to lend to the Company up to $4,000,000 for working capital and to fund capital expenditures (the "Second ITC Loan"). The remaining $44,000 of interest expense recorded during the fourth quarter of 1995 represents interest on the two loans. No such credit facilities existed during the Inception Period. The First ITC Loan accrued interest at 11% per annum and the Second ITC Loan accrued interest at 14% per annum.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through public and private sales of equity securities and loans from its principal stockholders and PSINet. During 1996, the Company completed an initial public offering of its Common Stock (the "Initial Offering") and the October Offering, issuing 2,025,000 shares at a price of $8.00 per share and 2,250,000 shares at a price of $9.125 per share, respectively. The proceeds from the public offerings were approximately $32,500,000, net of underwriting discounts and expenses. Upon completion of the Initial Offering, the Company repaid all outstanding principal amounts loaned to the Company by ITC Holding, totaling $3,500,000 of principal balance and approximately $97,000 in interest. The Company used approximately $9,175,000 or 50% of the net proceeds from the October Offering to pay PSINet in conjunction with the PSINet Transaction. Total cash from financing activities for the year ended December 31, 1996 was approximately $32,570,000, a $28,936,000 increase over the same period in 1995.

         The Company used approximately $20,844,000 in cash for investing activities during the year ended December 31, 1996 and approximately $3,724,000 during the year ended December 31, 1995. This investing activity primarily relates to the purchases of telecommunications equipment necessary for the provision of service to subscribers, the Harrisburg Facility and customer acquisition costs related to the PSINet Transaction and the Nando.net Transaction.

         On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement") pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. On November 5, 1996, pursuant to the Monorail Agreement, the Company paid $560,000 in cash to Monorail, which included a prepayment of $500,000 for the first 12,500 subscribers acquired by the Company pursuant to this agreement ($40 per subscriber) and $60,000 for estimated expenses incurred by Monorail to include the Company's software on its PCs. The software preparation cost was expensed in 1996. To the extent that more than 12,500 subscribers are acquired by the Company pursuant to the Monorail Agreement, the Company will be required to pay Monorail $40 per additional subscriber. To the extent that fewer than 12,500 subscribers are acquired by the Company as of May 31, 1997, Monorail will be required to reimburse the Company at the rate of $40 per subscriber by July 30, 1997 for the difference between 12,500 and the actual number of subscribers acquired.
If Monorail adds additional Internet access providers to its personal computers, the Company, at its option, may require Monorail to reimburse the Company upon seven days notice for the difference between 12,500 and the number of subscribers acquired by the Company. As of December 31, 1996, less than approximately 200 subscribers had signed up for the service under the Monorail Agreement.

         On July 15, 1996, the Company and BellSouth entered into a two-year agreement (the "BellSouth Agreement"), pursuant to which the Company agreed to purchase telecommunications services from BellSouth for a minimum of $2,000,000 in the first year, and, in the second year, a minimum of 90% of the amount billed to the Company during the first year. The Company may renew the BellSouth Agreement pursuant to two one-year renewal options. In the event the Company terminates the BellSouth Agreement prior to its expiration, the Company is required to pay BellSouth a termination fee, subject to certain exceptions, equal to 50% of the amounts billed to the Company during the 12 months preceding such termination.

         As of December 31, 1996, the Company had cash on hand of approximately $9,653,000. The Company's significant capital commitments through 1997 include approximately $624,000 in principal related to the Second PSINet Note and capital expenditures estimated to be approximately $9,000,000. The Company anticipates that it will generate cash flows from operations in 1997. The impact of the BellSouth Agreement and the Service Agreement discounts discussed above are reflected in the expected operating cash flows. Any refund from the Monorail agreement is not reflected in these numbers.

         The Company estimates that its cash and financing needs through 1997 will be met by cash on hand and cash flow from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenue, increases in anticipated expenses, or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the Services Agreement). The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
MindSpring Enterprises, Inc.:

                 We have audited the accompanying balance sheets of MINDSPRING ENTERPRISES, INC. (a Delaware corporation) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (February 24, 1994) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MindSpring Enterprises, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended and for the period from its inception (February 24, 1994) to December 31, 1994 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 26, 1997

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995


                                                                                       1996                            1995
                                                                                       ----                            ----
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .  $     9,653,234                 $    424,834
    Trade receivables, net of allowance for doubtful accounts of
      $385,945 and $45,563 at December 31, 1996 and 1995, respectively  . . .        1,996,613                      519,280
    Prepaids and other current assets (Note 2)  . . . . . . . . . . . . . . .          853,122                      273,658
    Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          116,545                       45,415
                                                                                --------------                 ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       12,619,514                    1,263,187
                                                                                --------------                 ------------

PROPERTY AND EQUIPMENT;
    Computer and telecommunications equipment   . . . . . . . . . . . . . . .       11,509,165                    3,594,528
    Assets under capital lease  . . . . . . . . . . . . . . . . . . . . . . .        1,472,885                            0
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          565,503                      199,968
                                                                                --------------                 ------------
                                                                                    12,547,553                    3,794,496
    Less:  accumulated depreciation   . . . . . . . . . . . . . . . . . . . .       (1,964,231)                    (255,560)
                                                                                --------------                -------------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .       11,583,322                    3,538,936
                                                                                --------------                -------------

OTHER ASSETS:
    Acquired customer base, net (Notes 2 and 3)   . . . . . . . . . . . . . .       10,727,268                            0
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          302,273                       42,677
                                                                                --------------                 ------------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .       11,029,541                       42,677
                                                                                --------------                 ------------

                                                                                    35,232,377                    4,844,800
                                                                                ==============                 ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,954,276                 $    847,965
    Network services payable-PSINet (Note 3)  . . . . . . . . . . . . . . . .        1,305,152                            0
    Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        1,243,826                      478,256
    Telecommunications costs payable  . . . . . . . . . . . . . . . . . . . .          900,674                      200,349
    Current portion of capital lease liability (Note 8)   . . . . . . . . . .          656,252                            0
    Current portion of notes payable (Note 7)   . . . . . . . . . . . . . . .          623,922                            0
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          415,881                      336,027
    Loan from preferred stockholder (Note 7)  . . . . . . . . . . . . . . . .                0                    2,500,000
                                                                               ---------------                 ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .        7,099,983                    4,362,597
                                                                               ---------------                 ------------

LONG TERM LIABILITIES:
    Notes payable (Note 7)  . . . . . . . . . . . . . . . . . . . . . . . . .        2,042,742                            0
    Capital lease liability (Note 8)  . . . . . . . . . . . . . . . . . . . .          682,571                            0
                                                                               ---------------                 ------------
         Total long-term liabilities  . . . . . . . . . . . . . . . . . . . .        2,725,313                            0
                                                                               ---------------                 ------------

         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        9,825,296                    4,362,597
                                                                               ---------------                 ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 4):
    Preferred stock; $.01 par value; 1,000,000 shares authorized and 0 shares issued and outstanding at December 31, 1996
      and December 31, 1995, respectively   . . . . . . . . . . . . . . . . .                0                            0
    Class A convertible preferred stock, $.64 par value; 1,187,895 shares authorized, and 0 and 1,187,895 issued and
      outstanding at December 31, 1996 and December 31, 1995,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0                      744,575
    Class B convertible preferred stock, $1.55 par value; 645,596 shares authorized and 0 and 645,594 shares issued and
      outstanding at December 31, 1996 and December 31, 1995,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0                      100,000
    Class C Convertible preferred stock, $.01 par value; 5,000,000 shares authorized and 0 and 100,000 shares issued and
      outstanding at December 31, 1996 and December 31, 1995,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0                      638,000
    Common stock, $.01 par value; 15,000,000 shares authorized and 7,477,084 and 1,267,304 issued and outstanding at
       December 31, 1996 and December 31, 1995, respectively  . . . . . . . .           74,771                       12,673
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .       34,978,225                      120,547
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,645,915)                  (2,033,592)
                                                                               ---------------                 ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .       25,407,081                      482,203
                                                                               ---------------                 ------------
                                                                               $    35,232,377                 $  4,844,800
                                                                               ===============                 ============

            The accompanying Notes to Financial Statements are an
                     integral part of these statements.

                         MINDSPRING ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND
                    1995 AND FOR THE PERIOD FROM INCEPTION
                   (FEBRUARY 24, 1994) TO DECEMBER 31, 1994


                                                                1996                 1995               1994
                                                            ------------       ---------------    -------------
REVENUES
    Access  . . . . . . . . . . . . . . . . . . . . . .  $    13,419,521       $     1,454,497   $     69,744
    Subscriber start-up fees  . . . . . . . . . . . . .        2,426,070               512,257         33,662
    Business services   . . . . . . . . . . . . . . . .        2,286,484               260,090              0
                                                         ---------------       ---------------    -----------
      Total revenues  . . . . . . . . . . . . . . . . .       18,132,075             2,226,844        103,406
                                                         ---------------       ---------------    -----------

COST AND EXPENSES
    Cost of revenues -- recurring   . . . . . . . . . .        6,332,152               626,404         37,329
    Cost of subscriber start-up fees.   . . . . . . . .        1,875,470               339,369         14,517
    General and administrative  . . . . . . . . . . . .       10,072,347             1,650,979        115,035
    Selling   . . . . . . . . . . . . . . . . . . . . .        4,088,727               579,123          6,341
    Depreciation and amortization   . . . . . . . . . .        3,285,436               264,683          5,245
                                                         ---------------       ---------------    -----------
      Total operating expenses  . . . . . . . . . . . .       25,654,132             3,460,558        178,467
                                                         ---------------       ---------------    -----------

OPERATING LOSS  . . . . . . . . . . . . . . . . . . . .       (7,522,057)           (1,233,714)       (75,061)
INTEREST (EXPENSE) INCOME, NET  . . . . . . . . . . . .          (90,266)             (724,817)             0
                                                         ---------------       ---------------    -----------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . .      ($7,612,323)          ($1,958,531)       ($75,061)
                                                         ---------------       ---------------    ------------

NET LOSS PER SHARE  . . . . . . . . . . . . . . . . . .           ($1.45)               ($0.62)
                                                         ---------------       ---------------

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING   . . . . . . . . . . . . . . . . . . .        5,252,611             3,175,376
                                                         ---------------       ---------------


                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE
         PERIOD FROM INCEPTION (FEBRUARY 24, 1994) TO DECEMBER 31, 1994


                                          Common Stock                               Preferred Stock
                                   ---------------------------              -------------------------------
                                      Shares         Amount        APIC         Shares           Amount
                                   ------------   ------------  ---------   --------------    ------------
Balance, February 24, 1994
  (inception)   . . . . . . .                -      $        -   $         -             -      $      -
  Initial issuance of common
    stock   . . . . . . . . .        1,032,951          10,330       (10,130)            -             -
  Issuance of additional
    common stock  . . . . . .          103,296           1,032        (1,012)            -             -
  Issuance of Class A
    convertible preferred stock,
    net of related offering
    expenses  . . . . . . . .                -               -             -     1,187,895       744,575
    Net Loss  . . . . . . . .                -                                                         -
                                 -------------      ----------   -----------    ----------      --------

Balance, December 31, 1994  .        1,136,247      $   11,362   $   (11,142)    1,187,895      $744,575
  Issuance of additional
    common stock  . . . . . .          131,057           1,311       131,689             -             -
  Issuance of Class B
    convertible preferred stock              -               -             -       645,594     1,000,000
  Issuance of Class C
    convertible preferred stock,
    warrant   . . . . . . . .                -               -             -       100,000       638,000
    Net Loss  . . . . . . . .
                                 -------------      ----------   -----------    ----------      --------

Balance, December 31, 1995  .        1,267,304      $   12,673   $   120,547     1,933,489    $2,382,575
  Conversion of Class A
    preferred stock to common        1,187,895          11,879       732,696    (1,187,895)     (744,575)
  Conversion of Class B
    preferred stock to common          645,594           6,456       993,544      (645,594)   (1,000,000)
  Issuance of additional
    common stock, net of
    related offering expenses        2,025,000          20,250    14,129,439             -             -
  Conversion of Class C
    preferred stock to common          100,000           1,000       637,000      (100,000)     (638,000)
  Issuance of additional
    common stock, net of
    related offering expenses        2,250,000          22,500    18,364,186             -             -
  Issuance of common stock
    pursuant to exercise of
    options   . . . . . . . .            1,291              13           813             -             -
    Net Loss  . . . . . . . .                -               -             -             -             -
                                 -------------      ----------   -----------     ---------       -------

Balance, December 31, 1996  .        7,477,084      $   74,771   $34,978,225             0      $      0
                                 =============      ==========   ===========    ==========      ========



                                                          Total
                                     Accumulated      Stockholders'
                                       Deficit           Equity
                                   --------------    ---------------
Balance, February 24, 1994
  (inception)   . . . . . . .        $         -       $          -
  Initial issuance of common
    stock   . . . . . . . . .                  -                200
  Issuance of additional
    common stock  . . . . . .                  -                 20
  Issuance of Class A
    convertible preferred stock,
    net of related offering
    expenses  . . . . . . . .                  -            744,575
    Net Loss  . . . . . . . .            (75,061)           (75,061)
                                     ------------      -------------

Balance, December 31, 1994  .        $   (75,061)      $    669,734
  Issuance of additional
    common stock  . . . . . .                  -            133,000
  Issuance of Class B
    convertible preferred stock                -          1,000,000
  Issuance of Class C
    convertible preferred stock,
    warrant   . . . . . . . .                  -            638,000
    Net Loss  . . . . . . . .         (1,958,531)        (1,958,531)
                                     ------------      -------------

Balance, December 31, 1995  .        $(2,033,592)        $  482,203
  Conversion of Class A
    preferred stock to common                  -                  0
  Conversion of Class B
    preferred stock to common                  -                  0
  Issuance of additional
    common stock, net of
    related offering expenses                  -         14,149,689
  Conversion of Class C
    preferred stock to common                  -                  0
  Issuance of additional
    common stock, net of
    related offering expenses                  -         18,386,686
  Issuance of common stock
    pursuant to exercise of
    options   . . . . . . . .                  -                826
    Net Loss  . . . . . . . .         (7,612,323)        (7,612,323)
                                     ------------       ------------

Balance, December 31, 1996  .        $(9,645,915)       $25,407,081
                                     ============       ===========


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE
         PERIOD FROM INCEPTION (FEBRUARY 24, 1994) TO DECEMBER 31, 1994


                                                                    1996                   1995                      1994
                                                              -----------------      -----------------         ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .   $  (7,612,323)     $    (1,958,531)          $     (75,061)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . .       3,285,436              264,683                   5,245
    Noncash charge for warrant issuance   . . . . . . . . . . .               -              637,000                       -
    Changes in operating assets and liabilities:
         Trade receivables  . . . . . . . . . . . . . . . . . .      (1,477,333)            (504,670)                (14,610)
         Other current assets . . . . . . . . . . . . . . . . .        (650,594)            (319,073)                      -
         Trade accounts payable . . . . . . . . . . . . . . . .       1,106,311              816,845                  31,120
         Network services payable - PSINet  . . . . . . . . . .       1,305,152                    -                       -
         Other accrued expenses . . . . . . . . . . . . . . . .         765,570              460,525                  17,731
         Telecommunications cost payable  . . . . . . . . . . .         700,325              200,349                       -
         Deferred revenue . . . . . . . . . . . . . . . . . . .          79,854              333,046                   2,981
                                                                  -------------      ---------------           -------------
           Total adjustments  . . . . . . . . . . . . . . . . .       5,114,721            1,888,705                  42,467
                                                                  -------------      ---------------           -------------
           Net Cash Used in Operating Activities  . . . . . . .      (2,497,602)             (69,826)                (32,594)
                                                                  -------------      ---------------           -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchases of property and equipment   . . . . . . . . . . .      (8,298,013)          (3,692,004)               (102,492)
    Purchase of customer base   . . . . . . . . . . . . . . . .     (12,248,667)                   -                       -
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .        (297,121)             (32,134)                (29,911)
                                                                  -------------      ----------------          -------------
         Net Cash Used For Investing Activities . . . . . . . .     (20,843,801)          (3,724,138)               (127,403)
                                                                    -----------      ---------------           -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Proceeds of loan from preferred stockholder   . . . . . . .      (1,000,000)           2,500,000                       -
    Payments of loan from preferred stockholder   . . . . . . .      (3,500,000)                   -                       -
    Proceeds from notes payable   . . . . . . . . . . . . . . .      11,488,340                    -                       -
    Payments of notes payable   . . . . . . . . . . . . . . . .      (8,821,676)                   -                       -
    Payments of capital lease obligations   . . . . . . . . . .        (134,062)                   -                       -
    Issuance of common stock  . . . . . . . . . . . . . . . . .      32,537,201              133,000                     220
    Issuance of preferred stock   . . . . . . . . . . . . . . .               -            1,001,000                 744,575
                                                                  -------------      ---------------            ------------
         Net Cash Provided By Financing Activities  . . . . . .      32,569,803            3,634,000                 744,795
                                                                  -------------      ---------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . .       9,228,400             (159,964)                584,798
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . .         424,834              584,798                       -
                                                                  -------------      ---------------           -------------

CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . .   $   9,653,234      $       424,834           $     584,798
                                                                  =============      ===============           =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION
    Interest paid   . . . . . . . . . . . . . . . . . . . . . .   $     402,259      $             -           $           -
                                                                  =============      ===============           =============
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .   $           -      $             -           $           -
                                                                  =============      ===============           =============

SUPPLEMENTAL NON-CASH DISCLOSURES
    Assets acquired under capital lease   . . . . . . . . . . .   $   1,472,885      $             -           $           -
                                                                  =============      ===============           =============
    Noncash charge for warrant issuance   . . . . . . . . . . .   $           -      $       637,000           $           -
                                                                  =============      ===============           =============

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND NATURE OF BUSINESS

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

          The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company expects to continue to focus on increasing its subscriber base. Accordingly, the Company expects its cost of revenue, selling, general, and administrative expenses and capital expenditures will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

     PRESENTATION

          Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     SOURCES OF SUPPLIES

          The Company relies on a third-party network, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     CASH AND CASH EQUIVALENTS

          The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

     CREDIT RISK

          The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services, the use of preapproved charges to customer credit cards, and the ability to terminate access on delinquent accounts. In addition, the concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Company's receivables approximates their fair value.

     INVENTORY

          Inventory consists of starter kits and purchased equipment for resale and is stated at the lower of cost or market using a specific identification method. Starter kits consist of diskettes, manuals, and other printed material.

     PREPAID AND OTHER CURRENT ASSETS

          This account consists of the following:


                                                                          1996            1995
                                                                        --------        --------
 Prepaid Monorail costs (See Note 8)                                    $492,360        $      0
 Prepaid maintenance contracts                                           119,527          58,045
 Deferred initial public offering fees                                         0         199,830
 Prepaid expense                                                         181,010          11,268
 Other current assets                                                     60,225           4,515
                                                                        --------        --------
                                                                        $853,122        $273,658
                                                                        ========        ========

         PROPERTY AND EQUIPMENT

                 Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, commencing when assets are installed or placed in service. The estimated useful life for all assets is five years or, for leasehold improvements, the life of the lease, if shorter.

         EQUIPMENT UNDER CAPITAL LEASE

                 The Company leases certain of its data communication and other equipment under lease agreements accounted for as capital. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over their estimated useful lives of five years, which are longer than the terms of the leases.


         ACQUIRED CUSTOMER BASE

                 The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISP"s). The customer acquisition costs include the actual fee paid to the selling ISP as well as legal expenses specifically related to the transactions. The Company had no customer acquisition costs capitalized as of December 31, 1995. The account balance at December 31, 1996 consists of the following:

 PSINet (Note 3)                                             $11,613,376
 Nando.Net (Note 3)                                              519,213
 Other                                                           116,078
                                                             ------------
                                                              12,248,667
 Less:  Accumulated amortization                              (1,521,399)
                                                             ------------
                                                             $10,727,268
                                                             ============

         Amortization is provided using the straight-line method over three years.

         LONG-LIVED ASSETS

                 The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and customer acquisition costs, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.


         INCOME TAXES

                 Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.


         STOCK-BASED COMPENSATION PLANS

                 The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.


         REVENUE RECOGNITION


                 The Company recognizes revenue when services are provided. Services are generally billed one month in advance. Advance billings and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.


         BARTER TRANSACTIONS

                 The Company engages in certain exchanges of services for advertising and promotional services. The Company records these transactions at the market value of the services provided. Such transactions are not material for the periods presented.


         ADVERTISING COSTS

                 The Company expenses all advertising costs as incurred.

         NET LOSS PER SHARE

                 Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and CSEs issued by the Company at prices below the expected public offering price during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering, regardless of whether they are dilutive.

3.       CUSTOMER BASE ACQUISITIONS

         PSINET, INC.


                 On June 28, 1996, the Company entered into a Purchase Agreement (as amended, the "Purchase Agreement") with PSINet Inc. ("PSINet"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) certain of PSINet's individual subscriber accounts, and (ii) the lease for a customer support call center near Harrisburg, Pennsylvania (the "Harrisburg Facility") and all related telephone switches and other equipment (the "Assets").

                 On June 28, 1996, the Company acquired 15,000 subscriber accounts from PSINet for $1,000,000 in cash and a $2,000,000 one-year promissory note (the "First PSINet Note"). The Company acquired an additional approximately 27,000 subscriber accounts and approximately $1,129,000 in related assets, including the Harrisburg Facility, as of September 1, 1996, at which time the Company issued an additional one-year promissory note to PSINet in the amount of $9,929,000 (the "Second PSINet Note"). The Purchase Agreement required the Company to apply 50% of the net proceeds from a public offering of the Company's Common Stock in October 1996 (the "October Offering") to repay amounts outstanding under the First and Second PSINet Notes. Accordingly, on October 21, 1996, the Company paid PSINet approximately $9,175,000, which consisted of (i) payment in full of the First PSINet Note, including the original principal balance of $2,000,000 plus a $100,000 (5%) principal increase pursuant to the terms of the First PSINet Note, and approximately $70,000 of accrued interest and (ii) partial payment of the Second PSINet Note in the amount of approximately $6,851,000 of principal (of the $9,929,000 total) and approximately $154,000 of accrued interest.

                 Effective as of January 24, 1997, the Company and PSINet further amended the Purchase Agreement to, among other things, fix an aggregate purchase price for the Assets in an amount equal to $12,929,000 (excluding accrued interest and increases in principal amount under the First and Second PSINet Notes previously paid by the Company)(the "Purchase Price"). In connection with fixing the aggregate amount of the Purchase Price, the Company and PSINet amended the Second PSINet Note to, among other things, reduce the principal amount owed thereunder to $3,078,324, an amount equal to the remaining balance of the Purchase Price as of January 24, 1997. As amended, the Second PSINet Note no longer accrues interest, is payable over a two year period and has been discounted for financial statement purposes using the same rate of interest (Prime + 3%) as the prior PSINet Notes. The Company will accrete the difference between the principal and total payable amount of $3,078,000 over the two years of the note. The Company has reflected approximately $57,000 as interest expense related to this note in the Statement of Operations for the year ended December 31, 1996. See Note 7.

                 In connection with the PSINet Transaction, the parties also entered into a Network Services Agreement (as amended, the "Services Agreement"), which enables MindSpring to offer nationwide Internet access through PSINet's network of over 200 POPs. Pursuant to the Services Agreement, PSINet has agreed, among other things, to provide to the Company: (i) Internet connection services which meet reasonable commercial standards, including with respect to access and reliability; and (ii) access to PSINet's network monitoring systems and subscriber log-in and accounting information. The term of the Services Agreement is five years, commencing on June 28, 1996, and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such five-year period or any 12-month extension thereof. Subject to certain exceptions, PSINet may not terminate the Services Agreement prior to October 31, 1998 and the Company may terminate the Services Agreement at any time upon 60 days' written notice to PSINet without penalty.

                 The Company and PSINet amended the Services Agreement effective January 1, 1997 to provide for certain discounts to the monthly service fees which otherwise would have been payable by the Company to PSINet. Such discounts could equal in the aggregate up to $4,150,000 through October 1998. The following table outlines the maximum discounts per month in network services fees that are available under the Services Agreement. The discounts will be reflected as reductions of cost of revenue in 1997 and 1998 to the extent earned.



          PERIOD                                                     DISCOUNT PER MONTH
 --------------------------                                         --------------------
 January 1997- July 1997                                            $            150,000
 August 1997-September 1998                                                      200,000
 October 1998                                                                    300,000



         PRO FORMA


                 The following unaudited pro forma condensed statements of operations assumes the PSINet Transaction occurred on January 1, 1996 and 1995, respectively. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.


                                                             1996                    1995
                                                          -----------             ----------
 Revenue                                                  $26,088,000             $9,013,000
 Net Loss                                                  13,981,000              9,678,000
 Net Loss per Share                                              1.98                   1.78

         NANDO.NET

                 On August 6, 1996, the Company and The News and Observer Publishing Company ("N&O") entered into a definitive agreement, which was amended and restated on September 11, 1996, pursuant to which the Company agreed to acquire certain individual dial-up subscriber accounts in North Carolina in connection with N&O's Nando.net Internet access business (the "Nando.net Transaction"). The Nando.net Transaction was consummated on September 30, 1996. The number of subscribers acquired through the Nando.net Transaction was approximately 4,500 for approximately $519,000, including legal expenses specifically related to the transaction.

4.       STOCKHOLDERS' EQUITY

         RECAPITALIZATION

                 Effective December 27, 1995, the Company recapitalized on the basis of 1.936199 shares of the capital stock of the Georgia corporation for one share of the Delaware corporation. All amounts in the accompanying financial statements have been restated to reflect the effect of this recapitalization. As a result of this recapitalization, the issuances of common stock of the Georgia corporation in 1994, which were issued at the then par value of $0.0001 per share for total proceeds of $220, have been restated in the accompanying financial statements as if issued below the $0.01 par value of the Delaware corporation common stock.


         COMMON STOCK


                 The Company has authorized 15,000,000 shares of $0.01 par value Common Stock. On February 24, 1994, the Company issued 1,032,951 shares of Common Stock to the founder of the Company for total proceeds of $200, which represented the estimated fair value of the stock at the time of issuance. On March 3, 1994, the Company issued 103,296 shares of its Common Stock to a third party for total proceeds of $20. In management's opinion, the estimated fair value of the stock at the time of the March 1994 issuance was equal to the value per share of the February 1994 stock issuance.

                 During 1995, the Company issued shares of $0.01 par value Common Stock to three officers of the Company at amounts equal to the estimated fair value of the Common Stock on the date of sale. The following table summarizes these transactions:

                                                           Number         Price                  Total
                                                             of            Per               Consideration
                                                           Shares         Share                   Paid
                                                        -----------     ---------            -------------
 January 18                                                 77,472       $  0.64                 $ 50,000
 July 27                                                    48,420          1.55                   75,000
 August 29                                                   5,165          1.55                    8,000
                                                        -----------                          -------------
           Total                                           131,057                               $133,000
                                                        ===========                          =============


                 In March 1996, the Company completed an initial public offering of its Common Stock (the "Initial Offering"). The Company issued 1,950,000 shares at an initial public offering price of $8.00 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $13,672,000. In April 1996, the Company's underwriters exercised a portion of the over-allotment option granted in connection with the Company's Initial Offering, electing to purchase 75,000 additional shares of Common Stock. The net proceeds to the Company were approximately $478,000.



                 In October 1996, the Company completed the October Offering of its Common Stock. The Company issued 2,250,000 shares at an public offering price of $9.13 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $18,387,000.


         PREFERRED STOCK


                 On November 15, 1994, the Company issued 1,187,895 shares of its $0.64 par value Class A convertible preferred stock to ITC Holding Company, Inc. ("ITC Holding") in exchange for total consideration of $745,000, net of offering expenses. Each share of Class A convertible preferred stock was automatically converted into one share of Common Stock at the Initial Offering by the Company.

                 In April 1995, the board of directors approved an agreement to issue 645,594 shares of $1.55 par value Class B convertible preferred stock to ITC Holding at $1.55 per share in exchange for total consideration of $1,000,000, which represented the estimated fair value of the Class B convertible preferred stock as of such date. In June 1995, the Company issued the Class B convertible preferred stock. Each share of Class B convertible preferred stock was automatically converted into one share of Common Stock at the Initial Offering by the Company.

                 On December 22, 1995, the board of directors authorized the issuance of 5,000,000 shares of Class C convertible preferred stock. On December 27, 1995, the Company issued 100,000 shares of Class C convertible preferred stock to ITC Holding for total consideration of $1,000. The Company recorded a charge to interest expense in 1995 for the difference between the fair market value of the Class C convertible preferred stock and the consideration paid of $637,000. The Class C convertible preferred stock is reflected in the accompanying balance sheet at its fair market value. Each share of Class C convertible preferred stock was automatically converted into one share of Common Stock at the 190th day after the Initial Offering (September 18, 1996). See Note 7 for further discussion.

 5.      STOCK-BASED COMPENSATION PLANS

         EMPLOYEE STOCK OPTION PLAN

                 Under the Company's 1995 Stock Option Plan (the "Stock Option Plan"), as adopted on February 21, 1995, amended by the board of directors on April 5, 1995 and December 19, 1995, and approved by the stockholders on December 27, 1995, 616,668 shares of Common Stock are reserved and authorized for issuance upon the exercise of options. All employees of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the Compensation Committee of the board of directors. Options granted under the Stock Option Plan are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Options generally become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, or in certain cases, the commencement date of the holder's employment;
         (ii) an additional 25% of the options become exercisable three years after the date of grant, or in certain cases, the commencement date of the holder's employment; and (iii) the remaining 25% of the options become exercisable four years after the date of grant, or in certain cases, the commencement date of the holder's employment. All options were granted at an exercise price equal to the estimated fair value of the Common Stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant, or in certain circumstances, the commencement date of the option holder's employment.

         DIRECTORS' STOCK OPTION PLAN

                 Under the Company's Directors' Stock Option Plan (the "Directors' Plan"), adopted in December 1995, 70,000 shares of Common Stock are authorized for issuance to nonemployee directors (in the form of 10,000 options per director) upon their initial election or appointment to the board or, in the case of directors who joined the board prior to the creation of the Directors' Plan, upon the adoption of the Directors' Plan by the board of directors. The Directors' Plan does not provide for discretionary option grants. Options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant. All options were granted at an exercise price equal to the estimated fair value of the Common Stock at the dates of grant as determined by the board of directors based upon equity transactions and other analyses. The options expire ten years from the date of grant.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

                 During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied.

                 The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 1996 and 1995:


                                                 1996               1995
                                                ---------         --------
 Risk-free interest rate                           6.4%              7.0%
 Expected dividend yield                             0%                0%
 Expected lives                                 3.5 years         3 years
 Expected volatility                              69.3%             84.5%

                 The total value of options granted during 1996 and 1995 was computed as approximately $601,000 and $409,000, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per share for the years ended December 31, 1996 and 1995 would have been as follows:


                                                    As Reported          Pro Forma
                                                    ------------       ------------
 1995
 Net Loss                                           $(1,958,531)       $(2,010,357)
 Pro forma net loss per share                       $     (0.85)       $     (0.90)

 1996
 Net Loss                                           $(7,612,323)       $(7,835,674)
 Net loss per share                                 $     (1.45)       $     (1.49)


                 A summary of the status of the Company's two stock options plans at December 31, 1996 and December 31, 1995 and changes during the years then ended are presented in the following table:




                                                                                        Weighted
                                                                                          Avg.
                                                                        Shares          Price Per
                                                                                          Share
                                                                        -------         ---------
 December 31, 1994                                                            0           $0.00
 Grants                                                                 375,237            1.82
 Forfeitures                                                            (17,558)           1.00
                                                                        -------
 December 31, 1995                                                      357,679            1.86

 Grants                                                                 252,084            8.60
 Exercised                                                               (1,291)           0.64
 Forfeitures                                                            (30,125)           6.04
                                                                       --------
 December 31, 1996                                                      578,347            4.58
                                                                       ========
 Weighted Average fair value of options
     granted                                                           $   2.57
                                                                       ========

                 The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                                                                           Weighted
                                                                                           Average
 Exercise                                    Number                   Weighted            Remaining
  Price                                        of                     Average            Contractual
  Range                                      Shares                    Price                 Life
------------                                -------                 -----------           ----------
  $   .64                                   178,437                 $      0.64           8.1 years
     1.55                                    80,049                        1.55           8.5
  2.85-6.38                                 141,909                        5.30           9.0
  7.75-12.38                                177,952                        9.33           9.7

                 The following table summarizes the options exercisable as of December 31, 1996 and December 31, 1995:

                                                                                        Weighted
                                                                                         Average
                                              Number               Weighted             Remaining
                                                of                  Average            Contractual
    As of                                     Shares                 Price                Life
 -------------                                ------               --------            ----------
 Dec. 31, 1996                                70,368                 $0.64             8.1 years
 Dec. 31, 1995                                     0                    --                    --

         EMPLOYEE BENEFIT PLAN


                 The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the Savings Plan participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Annually the Company determines whether to make a discretionary matching contribution equal to a percentage, determined by the Company, of the employee's deferred compensation contribution. The Company has not made any matching contributions to the Savings Plan.


6.       RELATED-PARTY TRANSACTIONS


                 During 1995, the Company loaned excess cash totaling approximately $300,000 to ITC Holding. This transaction was approved by the board of directors. The loan was repaid during 1995 at an interest rate of 6.25%.

                 The Company has also entered into certain business relationships with several subsidiaries of ITC Holding. The Company currently leases telephone lines from, and has contracts for maintenance and installations with, Interstate Telephone Company, Inc.

         ("Interstate Telephone"), a wholly owned subsidiary of ITC Holding. Charges from Interstate Telephone for telephone lines and installation charges totaled approximately $67,000 for the year ended December 31, 1996 and approximately $41,000 for the year ended December 31, 1995.

                 The Company also leases a T-1 line for data transport for some of its POPs from Interstate FiberNet Company ("Interstate FiberNet"), a wholly owned subsidiary of ITC Holding. The Company had charges from Interstate FiberNet of approximately $46,000 for the year ended December 31, 1996 and had no charges for the year ended December 31, 1995.

                 The Company also purchases long distance telephone services and wide area network transport service from DeltaCom, Inc. ("DeltaCom"), a wholly owned subsidiary of ITC Holding. Long distance charges from DeltaCom totaled approximately $677,000 for the year ended December 31, 1996. No long distance services were provided to the Company by DeltaCom in 1995.

                 As of January 1, 1995, the Company entered into an agreement with AvData Systems, Inc. ("AvData") providing for the rental by the Company of floor space from AvData for the placement of the Company's equipment for its network hub and for AvData personnel to service and maintain such equipment for a payment by the Company of $3,000 per month. AvData may increase this monthly payment if the amount of technical support services required by the Company exceeds ten hours per month. The lease has been renewed through June 30, 1997. Unless either party gives 180 days prior written notice to terminate, this lease will renew automatically for successive six-month terms. As of December 31, 1995, ITC Holding owned approximately 25.5% of the capital stock of AvData.

                 See Note 4 and Note 7 for a discussions of preferred stock transactions and the loan facilities with ITC Holding.


7.       DEBT

                 The following is a summary of the Company's debt obligations as of December 31, 1996 and 1995:

                                                                      1996              1995
                                                                  ------------     --------------
 Second PSINet Note, due October, 1998                             $2,666,664       $          0
 Loan from preferred shareholder                                            0          2,500,000
                                                                  ------------     --------------
                                                                    2,666,664          2,500,000
 Less: current maturities                                            (623,922)        (2,500,000)
                                                                  ------------     --------------
 Long-term obligations                                             $2,042,742       $          0
                                                                  ============     ==============

         See Note 3 for a discussion of the Second PSINet Note.

                 In August 1995, ITC Holding agreed to lend to the Company up to $2,000,000 in aggregate principal amount at an annual interest rate of 11% to be used for capital expenditures and working capital purposes (the "First Loan"). All amounts outstanding under the First Loan were due and payable in full on or before December 15, 1995. At December 15, 1995, the outstanding aggregate principal amount of all advances under the First Loan was $2,000,000.

                 At December 15, 1995, the Company had not repaid any amounts outstanding under the First Loan. In consideration of ITC Holding's agreement not to exercise its rights and remedies upon such default under the First Loan, on December 27, 1995, the Company agreed to pay ITC Holding a processing fee of $50,000 and issued to ITC Holding an immediately exercisable warrant to purchase 100,000 shares of Class C convertible preferred stock at a price of $0.01 per share. Accordingly, the Company recorded the $637,000 difference between the fair market value of the warrants, at $6.38 per share, and the exercise price, at $0.01 per share, as interest expense in the fourth quarter of 1995. By December 31,

         1995, ITC Holding had exercised such warrant in full. All principal amounts due and owing under the First Loan were paid in full by December 31, 1995 with proceeds from the Second Loan (as defined below).

                 In December 1995, the Company executed a promissory note in favor of and entered into an agreement with ITC Holding pursuant to which ITC Holding agreed to lend the Company from time to time up to $4,000,000 (in aggregate outstanding principal amount) (the "Second Loan"). The principal amount of the Second Loan of $3,500,000 and accrued interest of $97,000 were paid subsequent to the Initial Offering in March 1996.


                 Maturities of debt obligations are as follows:



 1997                                                                            $      623,922
 1998                                                                                 2,042,742
                                                                                 --------------
 Total maturities of long-term debt at
    December 31, 1996                                                            $    2,666,664
                                                                                 ==============

         The carrying value of the Second PSINet Note approximates market value as of December 31, 1996.

8.       COMMITMENTS AND CONTINGENCIES

         LEASES

                 The Company leases certain equipment under agreements which are classified as capital leases. These leases have original terms of three years or less and contain bargain purchase options at the end of the original lease terms. The Company also has operating leases which relate to the lease of office and equipment space. Rental expense was approximately $519,000 and $65,000 for the year ended December 31, 1996 and December 31, 1995, respectively.

                 At December 31, 1996, the Company's capital lease obligations and minimum rental commitments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:




                                                Capital        Operating
                                                Leases          Leases
                                              ----------     -----------
1997                                          $  786,252     $   776,041
1998                                             468,834         811,142
1999                                             288,521         620,851
2000                                                   0         575,050
2001 & thereafter                                      0         762,301
                                              ----------     -----------
   Total minimum lease payments                1,543,607     $ 3,545,384
Amounts representing interest                   (204,784)    ===========
                                              ----------
Present value of net minimum
   payments                                    1,338,823
Current portion                                 (656,252)
                                              ----------
Long-term capitalized lease
   obligations                                $  682,571
                                              ==========

         BELLSOUTH PURCHASE COMMITMENT

                 On July 15, 1996, the Company and BellSouth
         Telecommunications, Inc. ("BellSouth") entered into a two-year agreement (the "BellSouth Agreement"), pursuant to which the Company agreed to purchase telecommunications services from BellSouth for a minimum of $2,000,000 in the first year, and, in the second year, a minimum of 90% of the amount billed to the Company during the first year. The Company may renew the BellSouth Agreement pursuant to two one-year renewal options. In the event the Company terminates the BellSouth Agreement prior to its expiration, the Company is required to pay BellSouth a termination fee, subject to certain exceptions, equal to 50% of the amounts billed to the Company during the 12 months preceding such termination.

         MONORAIL AGREEMENT

                 On October 14, 1996, the Company and Monorail Inc. ("Monorail), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement") in which the Company was selected as the Internet Service Provider of choice for the new Monorail PC.
         On November 5, 1996, pursuant to the Monorail Agreement, the Company was required to pay a total of $560,000 to Monorail, which included a prepayment of $500,000 for 12,500 subscribers ($40 per subscriber) and $60,000 for estimated expenses incurred by Monorail to include the Company's software on the PCs. The software preparation cost was expensed in 1996. As of December 31, 1996 less than approximately 200 subscribers had signed up for the service under the Monorail Agreement. In the event the Company does not receive 12,500 total subscribers by May 31, 1997, the remaining portion of the prepayment will be refunded to the Company by July 31, 1997.

         LEGAL PROCEEDINGS

                 The Company is subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 1996, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.


9.       INCOME TAXES


                 Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                           1996                   1995
                                                       ------------            ----------
 Deferred tax assets:
   Net operating loss carryforwards                      $3,562,000            $  485,000
   Deferred debt costs                                            0               242,000
   Acquired customer base                                   268,000                     0
   Deferred revenue                                         158,000               129,000
   Allowance for doubtful accounts                          147,000                17,000
   Accrued vacation                                          57,000                 5,000
                                                         ----------            ----------
      Total deferred tax assets                           4,192,000               878,000
                                                         ----------            ----------

 Deferred tax liabilities:
   Depreciation                                            (566,000)              (89,000)
   Other                                                    (39,000)              (16,000)
                                                         ----------            ----------
      Total deferred tax liabilities                       (605,000)             (105,000)
                                                         ----------            ----------

 Net deferred tax asset                                   3,587,000               773,000
 Valuation allowance for deferred
      tax assets                                         (3,587,000)             (773,000)
                                                         ----------            ----------
 Net deferred taxes                                      $        0            $        0
                                                         ==========            ==========

                 The Company's net operating loss carryforwards will expire between 2009 and 2010, unless utilized. Due to the fact that the Company has incurred losses since inception, the Company has not recognized the income tax benefit of the net operating loss carryforwards. Management has provided a 100% valuation reserve against its net deferred tax asset, consisting primarily of net operating loss carryforwards. In addition, the Company's ability to recognize the benefit from the net operating loss carryforwards could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.



                 A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the year ended December 31, 1996 and for the year ended December 31, 1995, is as follows:


                                                               1996        1995        1994
                                                               ----        ----        ----
      Income tax benefit at statutory rate                      34%         34%          34%
      State income taxes, net of federal benefit                 4           4            4
      Other                                                      0           0            1
      Deferred tax asset valuation allowance                   (38)        (38)         (39)
                                                              ----        ----         ----
            Total deferred tax assets                            0%          0%           0%
                                                              ====        ====         ====

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                 The following is a summary of the unaudited quarterly results for 1996 and 1995:


                                                            OPERATING                            NET LOSS
   QUARTER ENDED                          REVENUE             LOSS              NET LOSS         PER SHARE
--------------------                     ----------        ------------        ------------      ---------
 December 31, 1996                       $8,524,000        ($2,379,000)        ($2,411,000)        ($.33)
 September 30, 1996                       5,301,000         (2,600,000)         (2,702,000)         (.53)
 June 30, 1996                            2,495,000         (1,577,000)         (1,460,000)         (.29)
 March 31, 1996                           1,812,000           (966,000)         (1,039,000)         (.30)

 December 31, 1995                       $1,125,000          ($582,000)        ($1,307,000)        ($.37)
 September 30, 1995                         590,000           (388,000)           (389,000)         (.11)
 June 30, 1995                              340,000           (170,000)           (169,000)         (.06)
 March 31, 1995                             172,000            (94,000)            (93,000)         (.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Directors of the Company are elected at the annual meeting of stockholders. Officers of the Company are appointed at the first meeting of the Board of Directors after each annual meeting of stockholders. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of February 28, 1997.

                                                                                             TERM AS
                                                                                            DIRECTOR
 NAME                              AGE               POSITION(S) WITH COMPANY                EXPIRES
 ----                              ---               ------------------------                -------
 Charles M. Brewer . . . . . . .    38   Chairman, Chief Executive Officer and Director       1998
 Michael S. McQuary  . . . . . .    37   President, Chief Operating Officer and               1997
                                           Director
 Michael G. Misikoff . . . . . .    44   Vice President, Chief Financial Officer,             1996
                                           Secretary, Treasurer and Director
 Esa Ahola . . . . . . . . . . .    36   Vice President of Engineering Systems                 ---
 James T. Markle . . . . . . . .    37   Vice President of Network Operations                  ---
 Susan F. Nicholson  . . . . . .    36   Vice President of Corporate Communications            ---
 J. Fredrick Nixon . . . . . . .    40   Vice President of Engineering                         ---
 Robert D. Sanders . . . . . . .    23   Vice President and Chief Technical Officer            ---
 Thomas R. Strandberg  . . . . .    52   Vice President of Business Services                   ---
 Gregory J. Stromberg  . . . . .    44   Vice President of Call Centers                        ---
 Alan J. Taetle  . . . . . . . .    33   Vice President of Marketing                           ---
 Lance Weatherby . . . . . . . .    36   Vice President of Business Development                ---
 O. Gene Gabbard . . . . . . . .    56   Director                                             1996
 Campbell B. Lanier, III . . . .    46   Director                                             1998
 William H. Scott, III . . . . .    49   Director                                             1997

                 CHARLES M. BREWER founded the Company and has served as Chief Executive Officer and Director of the Company since its inception in February 1994 and as Chairman since March 1996. He also served as the President of the Company from its inception until March 1996 and as the Secretary and Treasurer of the Company from its inception until January 1995. From May 1993 to January 1994, Mr. Brewer developed the concept for the Company and evaluated its prospects. Prior to starting the Company, he served as Chief Executive Officer of AudioFax, Inc. ("AudioFax"), a software company providing fax server software, from May 1992 to April 1993 and was the Chief Financial Officer of AudioFax from May 1989 to April 1992. From March 1988 to April 1989, Mr. Brewer explored potential business opportunities. Mr. Brewer was Vice President of Sanders & Company, a venture capital firm, from September 1987 to February 1988. From November 1984 to August 1987, Mr. Brewer primarily worked toward his MBA, managed a retail store and traveled. From November 1981 to October 1984, he was employed by Wertheim & Company, an investment banking firm, and worked in institutional sales. Mr. Brewer received a BA in Economics from, and was a Phi Beta Kappa graduate of, Amherst College and received a Masters in Business Administration from Stanford University.

                 MICHAEL S. MCQUARY has been the President of the Company since March 1996, the Chief Operating Officer of the Company since September 1995, and a Director of the Company since December 1995. He also served as the Company's Executive Vice President from October 1995 to March 1996 and the Company's Executive Vice President of Sales and Marketing from July 1995 to September 1995. Prior to joining the Company, Mr. McQuary served in a variety of management positions with Mobil Chemical Co., a petrochemical company, from August 1984 to June 1995, including Regional Sales Manager from April 1991 to February 1994 and Manager of Operations (Reengineering) from February 1994 to June 1995. From September 1981 to July 1984, Mr. McQuary served as a Sales Representative, Territory Manager and then Product Sales Manager for Lily Tulip, Inc., a food service packaging company. Mr. McQuary received a BA in Psychology from the University of Virginia and a Masters in Business Administration from Pepperdine University.

                 MICHAEL G. MISIKOFF has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company since January 1995. From January 1992 to December 1994, Mr. Misikoff was the Acting Chief Financial Officer and a Director of InterCall Corporation, a subsidiary of ITC Holding that provides conference call services. From March 1991 to January 1992, Mr. Misikoff worked as an independent financial consultant. Mr. Misikoff served as Chief Financial Officer of Async Corporation ("Async"), a provider of voice messaging services, from its startup in February 1985 until March 1991. From March 1979 to February 1985, Mr. Misikoff served as Vice President of Finance for TransDesigns, Inc., a multi-level marketing company. Mr. Misikoff was a Certified Public Accountant with the firm of Arthur Young & Co. from July 1975 until March 1979. He received a BBA in Accounting from Georgia State University.

                 ESA AHOLA has served as the Company's Vice President of Engineering Systems since January 1997. Mr. Ahola served as a Senior Engineer with the Company from February 1995 to December 1996. Prior to joining the Company, Mr. Ahola was a Senior Software Engineer with AudioFax from January 1993 to January 1995. From March 1992 to December 1992, Mr. Ahola served as a Senior Technical Advisor with Gerber Alley Healthcare, a medical software company. He served as a Programmer/Analyst for Medical Systems Development Corporation, a medical software company, from June 1986 to February 1992. Mr. Ahola received a Bachelor of Science in Information and Computer Science from Georgia Institute of Technology.

                 JAMES T. MARKLE joined the Company as Vice President of Network Operations in April 1995. Prior to joining the Company, Mr. Markle served as the Director of Technical Support for Concert Communications, Co., a telecommunications company, from April 1994 until April 1995. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multi-state region, from July 1985 until July 1990. Mr. Markle attended Maryville College.

                 SUSAN F. NICHOLSON has served as the Company's Vice President of Corporate Communications since September 1996, prior to which she served as Vice President of Marketing beginning in July 1995. Ms. Nicholson served as Director of Marketing of the Company from September 1994 until July 1995. Prior to joining the Company, Ms. Nicholson worked for AudioFax from March 1990 to September 1994, first as a technical writer, then as Director of Marketing Communications and then as Director of Product Management. In addition, Ms. Nicholson worked as an independent technical writer from August 1987 to March 1990 and founded and sold Babes in Highland, a retail store in Atlanta, Georgia between June 1986 and May 1987. She served as a Technical Sales representative for Hewlett Packard, a computer manufacturing company, from December 1982 to June 1986. Ms. Nicholson received a BS in Electrical Engineering from Georgia Institute of Technology.

                 J. FREDRICK NIXON joined the Company as Vice President of Engineering in August 1995. From August 1994 to July 1995, Mr. Nixon served as a consultant for the Tennessee Valley Authority and Federal Express, Inc. He served from September 1990 to August 1994 as an Assistant Professor of Computer Science at the University of Tennessee at Chattanooga. From September 1989 to September 1990, Mr. Nixon served as a senior member of the Technical Staff of General Electric Advanced Technology Labs, an operating systems research company. He was a Senior Scientist at General Electric Research Corporation, a database systems development company, from March 1987 to September 1989. Mr. Nixon also served as the Principal Engineer for Token Link Corporation, a computer design and manufacturing company, from September 1986 to March 1987. From December 1978 to September 1982, Mr. Nixon served as a Programmer/Analyst for General Electric Information Services Company, a general research company. Mr. Nixon received a BA in Physics and Math and a Ph.D. in Computer Science from Vanderbilt University.

                 ROBERT D. SANDERS has been the Company's Vice President since September 1996 and its Chief Technical Officer since January 1995. Mr. Sanders served as the Company's Vice President of Network Engineering from December 1995 to September 1996 and the Company's Senior Engineer from June 1994 to January 1995. Prior to joining the Company, Mr. Sanders worked as the Software Engineer and System Administrator of Harry's Farmers Market, Inc. from March 1994 to May 1994. He served as Co-op Engineer in the Line Card Development Group of Bell Northern Research, Inc., a research subsidiary of Northern Telecom, Inc., from March 1992 to December 1993. Mr. Sanders attended the Georgia Institute of Technology.

                 THOMAS R. STRANDBERG joined the Company in May 1996, as acting Vice President of Business Services, and was appointed Vice President of Business Services in September 1996. From September 1985 to May 1996, Mr. Strandberg served as Executive Vice President and Chief Operating Officer for Medical Systems Development Corporation, a software development company. Mr. Strandberg worked for the city of Asheville, North Carolina as a Senior System Analyst from July 1974 to December 1976 and as Data Processing Director from December 1976 to September 1985. From October 1972 to July 1974 Mr. Strandberg worked for American Enka Company, a textile manufacturer, as a Senior Programmer and Acting Programming Manager. Mr. Strandberg received a BS in Business Administration from Western Illinois University in 1966 and a MBA from Western Carolina University in 1976.

                 GREGORY J. STROMBERG joined the Company as Vice President of Customer Service in October 1995. From June 1993 to September 1994, he served as a Regional Manager for Digital Financial Services, a computer leasing company, after which he traveled. Mr. Stromberg worked for Digital Equipment Corporation, a computer manufacturer, and served as a Senior Sales representative from June 1983 to May 1987, Program Manager from May 1987 to May 1990, and District Operations Manager from May 1990 to June 1993. In addition, Mr. Stromberg served as a Large Account Sales representative and Product Manager for Burroughs Corp., a computer hardware company, from June 1978 to June 1983. Mr. Stromberg received a BS in Business Management and a Masters in Business Administration from the University of Utah.

                 ALAN J. TAETLE joined the Company as its Vice President of Business Development in March 1995. Prior to joining the Company, Mr. Taetle served as the Director of Operations and Product Management at CogniTech Corporation, makers of a retail series of Contact Management software products, from November 1992 to March 1995. Mr. Taetle was the Director of MIS of a subsidiary of Itochu International ("Itochu"), a Japanese trading company, from September 1989 until November 1991, and served as the Assistant to the Executive Vice President of Itochu from November 1991 to November 1992. From July 1985 to August 1987, Mr. Taetle served as Systems Engineer with Electronic Data Systems, a systems integration consulting company. Mr. Taetle received a BA in Economics from the University of Michigan and a Masters in Business Administration from Harvard Business School.

                 LANCE WEATHERBY has been the Company's Vice President of Business Development since September 1996 and was the Company's acting Vice President of Business Development commencing in August 1996. Mr. Weatherby joined the Company as Market Development Manager in September 1995. Prior to joining the Company, Mr. Weatherby held a variety of sales, sales management and marketing positions with Mobil Chemical Co., a petrochemical company, from October 1990 to September 1995, including District Sales Manager from December 1992 to September 1995. From April 1990 to October 1990, Mr. Weatherby served as an Account Executive with United Parcel Services, Inc., a shipping company. From December 1983 to August 1987 Mr. Weatherby served as a Sales Representative for Lantech, Inc., a packaging equipment manufacturer. Mr. Weatherby received a BBA in Marketing from Eastern Kentucky University and a MBA from Indiana University.

                 O. GENE GABBARD has been a Director of the Company since December 1995. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding and several of its subsidiaries, InterCel, Inc. ("InterCel") (a wireless telecommunications company), CyberNet Holding, Inc. ("CyberNet") (a broadband telecommunications services company), and three telecommunications technology companies, Dynatech Corporation, Adtran, Inc. and Telogy Network, Inc. From August 1990 through January 1993, he served as

Executive Vice President and Chief Financial Officer of MCI Communications Corporation ("MCI"). He served in various senior executive capacities, including Chairman of the Board, President and Chief Executive Officer of Telecom*USA, Inc. ("Telecom") from December 1988 until Telcom's merger with MCI in August 1990. From July 1984 to December 1988, he was Chairman and/or President of SouthernNet, Inc. ("SouthernNet"), a long distance telecommunications company which was the predecessor to Telecom.

                 CAMPBELL B. LANIER, III has served as a Director of the Company since November 1994. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since its inception in 1985 through a predecessor company. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. He is a director of CyberNet, National Vision Associates, Ltd. (a full service optical retailer), K&G Men's Centers (a discount retailer of men's clothing) Vice Chairman of the Board of AvData Systems, Inc. ("AvData") (a company providing data communications networks) and Chairman of the Board of InterCel. He served as Chairman of the Board of AvData from 1988 to 1990. From 1984 to 1989, Mr. Lanier served as Chairman of the Board of Async. Mr. Lanier also served as Vice President -- Industry Relations of Telecom from 1984 to 1988 and as Senior Vice President -- Industry Relations from January 1989 until Telecom's merger with MCI in August 1990. From 1984 to 1985, he served as Chief Executive Officer of SouthernNet, and from 1985 to 1986 he was Vice Chairman of the Board of SouthernNet.

                 WILLIAM H. SCOTT, III has been a Director of the Company since November 1994. Mr. Scott has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. In addition, Mr. Scott is an officer and director of several ITC Holding subsidiaries. Mr. Scott is a director of InterCel, AvData and CyberNet. From 1985 to 1989, Mr. Scott was an officer and director of Async. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President -- Administration. He was a director of that company from 1984 to 1987.

                 Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, officers and greater than ten percent beneficial owners are required by the Commission's regulations to furnish the Company with copies of all
Section 16(a) forms they file.

                 Based solely on a review of copies of such forms furnished to the Company and certain of the Company's internal records, or upon written representations that no Form 5s were required, the Company believes that during the year ended December 31, 1996, except as described below, all Section 16(a) filing requirements applicable to its directors, officers and greater than ten percent beneficial owners were complied with.

                 Each of Messrs. Gabbard, Lanier, McQuary, Nixon, Scott, Stromberg and Taetle filed a Form 5 to report a grant of stock options made by the Company to each of them in the six months prior to their becoming subject to Section 16 and which was not previously reported on a Form 4. Mr. Scott reported on the same Form 5 a purchase of Common Stock made by his wife in the six months prior to his becoming subject to Section 16 and which was not previously reported on a Form 4.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

                 The following table sets forth certain information concerning the cash and non-cash compensation during fiscal years 1995 and 1996 earned by or awarded to Charles M. Brewer, the Company's Chief Executive Officer, and Michael S. McQuary, the only other executive officer of the Company to receive a combined salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996 (the "Named Executive Officers").

                                                                                 LONG TERM
                                                                            COMPENSATION AWARDS
                                                                            -------------------
                                                            ANNUAL         SECURITIES UNDERLYING
                                                         COMPENSATION           OPTIONS (1)
                                                       --------------------=====================
 NAME AND PRINCIPAL POSITIONS                 YEAR     SALARY     BONUS (1)
 ----------------------------                 ----     ------     -----
 Charles M. Brewer                            1996     $84,000   $20,000            --
   Chairman and Chief Executive Officer       1995      60,000    10,000            --


 Michael S. McQuary                           1996     $84,000   $36,035          38,746
   President and Chief Operating Officer      1995     $47,750   $23,978          51,647

---------------
(1) A portion of bonuses paid to Named Executive Officers of the Company are paid or awarded in the first quarter of the fiscal year following the year in which the bonus was earned.


STOCK OPTIONS

                 Option Grants. The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1996. All such grants were made under the Company's 1995 Stock Option Plan.

                           OPTION GRANTS DURING 1996


                                                                                           POTENTIAL REALIZED VALUE
                                                                                            AT ASSUMED ANNUAL RATES
                                                                                                 OF STOCK PRICE
                                              INDIVIDUAL GRANTS                           APPRECIATION FOR OPTION TERM
                      ----------------------------------------------------------------    ----------------------------
                                    PERCENT OF
                                      TOTAL
                       NUMBER OF     OPTIONS
                      SECURITIES    GRANTED TO
                      UNDERLYING    EMPLOYEES
                        OPTION      IN FISCAL     EXERCISE                  EXPIRATION
        NAME          GRANTED (1)      YEAR        PRICE       GRANT DATE      DATE          5%           10%
        ----          -----------      ----        -----       ----------      ----          --           ---
 Charles M. Brewer        --            --           --            --           --           --            --
 Michael S. McQuary     15,482          6%         $6.38        1/24/96       1/24/06    $62,119      $157,422
                        10,352          4%         $9.75        8/20/96       8/20/06     63,476       160,860

--------------------------
(1) All options represent shares of Common Stock. These options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant.

                 Option Exercises and Fiscal Year-End Values. The following table sets forth information regarding the value of all unexercised options held at December 31, 1996 by the Named Executive Officers. No Named Executive Officer exercised any stock options during the fiscal year.


                                                NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                       DECEMBER 31, 1996              DECEMBER 31, 1996(1)
                                                       -----------------              --------------------
 NAME AND PRINCIPAL POSITIONS                    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE   EXERCISABLE
 ----------------------------                    -------------      -----------    -------------   -----------
 Charles M. Brewer                                    --                 --              --             --
 Michael S. McQuary                                 77,481               --           $236,285          --

-----------------
(1) Based on a per share price of $6.13 on December 31, 1996.


DIRECTOR COMPENSATION

                 Since the Company's inception, members of the Board of Directors have not received any compensation for their service on the Board of Directors except as provided under the Company's Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, 70,000 shares of Common Stock are authorized for issuance to nonemployee directors (in the form of grants of 10,000 options per director) upon their initial election or appointment to the Board, or, in the case of Messrs. Lanier and Scott, who joined the Board prior to the creation of the Directors Plan, upon the adoption of the Directors Plan by the Board. Options are exercisable at the fair market value of the Common Stock (as determined by the Board) on the date of grant. The Directors Plan does not provide for discretionary option grants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

                 The members of the Compensation Committee for the year ended December 31, 1996 were Messrs. Lanier, Scott and Gabbard.

                 As of February 28, 1997, ITC Holding owned approximately 25.8% of the outstanding capital stock of the Company. Both Messrs. Lanier and Scott serve as executive officers and directors of ITC Holding. Mr. Gabbard also is a director of ITC Holding. As of February 28, 1997, Messrs. Lanier, Scott and Gabbard beneficially owned approximately 28%, 4% and less than 1%, respectively, of the common stock of ITC Holding. As of February 28, 1997, Messrs. Brewer and Misikoff each owned less than 1% of the common stock of ITC Holding.

                 In August 1995, ITC Holding agreed to lend to the Company an aggregate principal amount of up to $2,000,000 at an annual interest rate of 11% (the "First Loan"). All amounts outstanding under the First Loan were due and payable in full on or before December 15, 1995. At December 15, 1995, the outstanding aggregate principal amount of all advances under the First Loan was $2,000,000.

                 At December 15, 1995, the Company had not repaid any amounts outstanding under the First Loan. In consideration of ITC Holding's agreement not to exercise its rights and remedies upon such default under the First Loan, on December 27, 1995 the Company agreed to pay ITC Holding a processing fee of $50,000 and issued to ITC Holding a warrant to purchase shares of Class C Preferred Stock, par value $.01 per share. In addition, ITC Holding agreed to lend to the Company up to an additional $4,000,000 (the "Second Loan"). By December 31, 1995, all principal amounts due and owing under the First Loan were paid in full with proceeds from the Second Loan. Accrued interest on the First Loan of approximately $39,100 and the $50,000 processing fee were paid in full in January 1996.

                 The unpaid principal amount of the Second Loan was due and payable in a single payment on July 15, 1996, together with interest on the unpaid principal amount from the date of each advance, until paid in full, at an annual rate of 14%. All of the unpaid principal amount of the Second Loan, together with all accrued and unpaid interest thereon, in an amount equal to approximately $3,597,000, was paid in full by the Company on March 18, 1996 with a portion of the proceeds from the Company's initial public offering.

                 The Company has also entered into certain business relationships with several subsidiaries of ITC Holding. The Company currently leases telephone lines from, and has contracts for maintenance and installations with, Interstate Telephone Company, Inc. ("Interstate Telephone"), a wholly owned subsidiary of ITC Holding. The Company pays Interstate Telephone approximately $5,000 per month for these leased telephone lines. Charges from Interstate Telephone for telephone lines and installation charges totaled approximately $67,000 for the year ended December 31, 1996, of which the Company had paid approximately $63,000 as of December 31, 1996.

                 The Company also leases a T-1 line for data transport for some of its POPs from Interstate FiberNet Company ("Interstate FiberNet"), a wholly owned subsidiary of ITC Holding. The Company pays Interstate FiberNet approximately $4,000 per month for these services. Charges from Interstate FiberNet totaled approximately $46,000 for the year ended December 31, 1996 of which the Company had paid approximately $41,000 as of December 31, 1996.

                 The Company also purchases long distance telephone services and wide area network transport service from DeltaCom, Inc. ("DeltaCom"), a wholly owned subsidiary of ITC Holding. Charges from Deltacom totaled approximately $677,000 for the year ended December 31, 1996 of which the Company had paid approximately $513,000 as of December 31, 1996.

                 As of January 1, 1995, the Company entered into an agreement with AvData providing for the rental by the Company of floor space from AvData for the placement of the Company's equipment for its network hub and for AvData personnel to service and maintain such equipment for a payment by the Company of $3,000 per month. AvData may increase this monthly payment if the amount of technical support services required by the Company exceeds ten hours per month. The lease has been renewed through June 30, 1997. Unless either party gives 180 days prior written notice to terminate, this lease will renew automatically for successive six-month terms. As of December 31, 1995, ITC Holding owned approximately 25.5% of the capital stock of AvData.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

                 The following table provides information, as of February 28, 1997, concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director of the Company, (3) the Chief Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


                                                             AMOUNT AND NATURE
                                                                    OF
                                                                BENEFICIAL        PERCENT OF COMMON
                       NAME OF BENEFICIAL OWNER                OWNERSHIP (1)      STOCK OUTSTANDING

                       ITC Holding Company, Inc. (2)(3). . .     1,933,489              25.8%
                       Charles M. Brewer(4). . . . . . . . .     1,032,951              13.8
                       O. Gene Gabbard(5)  . . . . . . . . .       5,000                  *
                       Campbell B. Lanier, III(5). . . . . .       6,200                  *
                       Michael S. McQuary  . . . . . . . . .      63,920                  *
                       Michael G. Misikoff . . . . . . . . .      103,796                1.4
                       William H. Scott, III(5)                    6,500                  *
                       All executive officers and                1,289,407              17.2%
                         directors as a group (15
                         persons)(6)

                                   ---------

*        Less than one percent.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from February 28, 1997. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) The address of ITC Holding Company, Inc. is 1239 O.G. Skinner Drive, West Point, Georgia 31833.
(3) On January 29, 1996, ITC Holding pledged all of its stock in the Company to certain lenders in connection with a credit facility.
(4)      The address for Charles M. Brewer is MindSpring Enterprises, Inc.,
         1430 West Peachtree, Suite 400, Atlanta, Georgia 30309.
(5) Mr. Lanier is Chairman of the Board, Chief Executive Officer and a beneficial owner of approximately 28% of the common stock of ITC Holding. Mr. Lanier's beneficial ownership of MindSpring includes 1,200 shares of Common Stock held by his wife. Mr. Scott is the President and a director of ITC Holding and is a beneficial owner of approximately 4% of its common stock. Mr. Scott's beneficial ownership of MindSpring includes 500 shares of Common Stock held by his wife and 1,000 shares of Common Stock held in trust for Mr. Scott's minor daughter, of which Mr. Scott's wife is trustee. Mr. Gabbard is a director of ITC Holding and a beneficial owner of less than 1% of its common stock. Each of Messrs. Lanier, Scott and Gabbard disclaims beneficial ownership of the shares of the Company's Common Stock held by ITC Holding.
(6) Includes 81,869 shares of Common Stock that such persons have the right to purchase within 60 days from February 28, 1997 pursuant to options.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

                 For a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers and stockholders of the Company and its associated entities, see "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                 (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.
                          Report of Independent Public Accountants.
                          Balance Sheets as of December 31, 1996 and 1995. Statements of Operations - Years Ended December 31, 1996 and 1995 and for the period from Inception (February 25, 1994) to December 31, 1994.
                          Statements of Stockholders' Equity - Years Ended December 31, 1996 and 1995 and for the period from Inception (February 24, 1994) to December 31, 1994. Statements of Cash Flows - Years Ended December 31, 1996 and 1995 and for the period from Inception (February 24, 1994) to December 31, 1994.
                          Notes to Financial Statements.

                 (a)(2) Except for the following, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted:

                 Schedule II - Valuation of Qualifying Accounts

                 (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:


 EXHIBIT                                                    EXHIBIT
 NUMBER                                                   DESCRIPTION
 ------                                                   -----------
 2(a)      --   Asset Purchase Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
                PSINet, Inc. (Filed as Exhibit 10.1 to Current Report on Form 8-K dated June 28, 1996, File
                No. 0-27890, and incorporated herein by reference.)
 2(b)      --   Amendment No. 1 to Asset Purchase Agreement and Network Services Agreement dated August 23,
                1996 by and between PSINet Inc. and MindSpring Enterprises, Inc., effective as of June 28,
                1996. (Filed as Exhibit 10.3 to Current Report on Form 8-K/A dated August 23, 1996, File No.
                0-27890, and incorporated herein by reference.)
 2(c)      --   Amendment No. 2 to Asset Purchase Agreement dated as of September 1, 1996 by and between
                PSINet Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10.3 to Current Report on Form
                8-K dated October 8, 1996, File No. 0-27890, and incorporated herein by reference.)
 2(d)      --   Amendment No. 3 to Asset Purchase Agreement, dated as of January 24, 1997.  (Filed as Exhibit
                10.5 to Current Report on Form 8-K dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 2(e)      --   Amended and Restated Asset Purchase Agreement by and between MindSpring Enterprises, Inc. and
                The News and Observer Publishing Company dated as of September 11, 1996.  (Filed as Exhibit
                2(c) to the Company's Registration Statement on Form S-1, File No. 333-10779 (the "October
                1996 S-1"), and incorporated herein by reference.)
 3(a)      --   Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc. (Filed as
                Exhibit 3(a) to Quarterly Report on Form 10-Q dated May 3, 1996, File No. 0-27890, and incorporated herein by reference.)
 3(b)      --   Amended and Restated Bylaws of MindSpring Enterprises, Inc. (Filed as Exhibit 3(b) to
                Quarterly Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890, and incorporated herein by reference.)
 4(a)      --   Form of Common Stock Certificate of the Company. (Filed as Exhibit 4 to the Company's
                Registration Statement on Form S-1, File No. 333-00108 ("Initial Form S-1"), and incorporated herein by reference.)
 4(b)      --   Promissory Note dated October 22, 1996.  (Filed as Exhibit 4 to Quarterly Report on Form 10-Q
                dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(a)     --   Loan Agreement by and between MindSpring Enterprises, Inc. and ITC Holding Company, Inc. dated as of December 21, 1995. (Filed as Exhibit 10(a) to Initial Form S-1, and incorporated herein by reference.)
 10(b)     --   First Amendment to Loan Agreement by and between MindSpring Enterprises, Inc. and ITC Holding
                Company, Inc. (Filed as Exhibit 10(a)(1) to Initial Form S-1, and incorporated herein by reference.)
 10(c)     --   Security Agreement by and between MindSpring Enterprises, Inc. and ITC Holding Company, Inc.
                dated as of December 27, 1995. (Filed as Exhibit 10(b) to Initial Form S-1, and incorporated herein by reference.)
 10(d)     --   Promissory Note by MindSpring Enterprises, Inc. in favor of ITC Holding Company, Inc. dated
                December 27, 1995. (Filed as Exhibit 10(c) to Initial Form S-1, and incorporated herein by reference.)
 10(e)     --   Internet Service Provider Navigator Distribution Agreement dated June 21, 1995 between
                Netscape

                Communications Corporation and MindSpring Enterprises, Inc., as amended by Amendment
                No. 1 dated September 29, 1995 and by Amendment No. 2 dated March 28, 1996. (Filed as Exhibit
                10 to Quarterly Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890 and incorporated herein by reference.)
 10(f)     --   Eudora(R) Freeware Distribution Agreement dated as of September 28, 1995 between MindSpring
                Enterprises, Inc. and Qualcomm Incorporated. (Filed as Exhibit 10(e) to Initial Form S-1, and
                incorporated herein by reference.)
 10(g)     --   Agreement dated as of October 1, 1995 between Netsurfer, Inc. and MindSpring Enterprises, Inc.
                (Filed as Exhibit 10(f) to Initial Form S-1, and incorporated herein by reference.)
 10(h)     --   Lease and Service Agreement dated as of January 1, 1995 between AvData Systems, Inc. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(i) to Initial Form S-1, and incorporated herein by reference.)
 10(i)     --   Lease Agreement commencing on November 1, 1995 between West Peachtree Point Partners, L.P. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(j) to Initial Form S-1, and incorporated herein by reference.)
 10(j)     --   First Amendment dated February 6, 1996 to Lease Agreement dated November 1, 1995 between John
                Marshall Law School, Inc. (assignee of West Peachtree Point Partners, L.P.) and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(cc) to Initial Form S-1, and incorporated herein by reference.)
 10(k)     --   Agreement dated January 31, 1995 between Agis Net99 and MindSpring Enterprises, Inc. (Filed as
                Exhibit 10(k) to Initial Form S-1, and incorporated herein by reference.)
 10(l)     --   Data Communications Service Agreement dated July 23, 1995 between Sprint Communications
                Company L.P. and MindSpring Enterprises, Inc. (Filed as Exhibit 10(l) to Initial Form S-1, and
                incorporated herein by reference.)
 10(m)     --   LVIEW Pro Software Distribution License Agreement dated November 22, 1995 between MMedia
                Research and MindSpring Enterprises, Inc. (Filed as Exhibit 10(m) to Initial Form S-1, and
                incorporated herein by reference.)
 10(n)     --   Subscription Agreement dated as of April 27, 1995 between Michael G. Misikoff and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(p) to Initial Form S-1, and incorporated herein by reference.)
 10(o)     --   Subscription Agreement dated as of August 28, 1995 between Michael S. McQuary and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(q) to Initial Form S-1, and incorporated herein by reference.)
 10(p)     --   Subscription Agreement dated as of August 29, 1995 between J. Fredrick Nixon and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(r) to Initial Form S-1, and incorporated herein by reference.)
 10(q)     --   Second Amended and Restated Stockholders' Agreement dated as of December 21, 1995 among
                MindSpring Enterprises, Inc. and Certain Stockholders. (Filed as Exhibit 10(s) to Initial Form
                S-1, and incorporated herein by reference.)
 10(r)     --   MindSpring Enterprises, Inc. 1995 Stock Option Plan. (Filed as Exhibit 10(u) to Initial Form
                S-1, and incorporated herein by reference.)
 10(s)     --   Form of Stock Option Agreement. (Filed as Exhibit 10(v) to Initial Form S-1, and incorporated herein by reference.)
 10(t)     --   MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan. (Filed as Exhibit 10(w) to
                Initial Form S-1, and incorporated herein by reference.)
 10(u)     --   Form of Director Stock Option Agreement. (Filed as Exhibit 10(x) to Initial Form S-1, and
                incorporated herein by reference.)
 10(v)     --   Form of MindSpring Service Agreement. (Filed as Exhibit 10(y) to Initial Form S-1, and
                incorporated herein by reference.)
 10(w)     --   Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(z) to Initial Form S-1, and incorporated herein by reference.)
 10(x)     --   Software License Agreement dated September 1, 1995 between Ipswitch, Inc. and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(aa) to Initial Form S-1, and incorporated herein by reference.)
 10(y)     --   Software License Agreement dated December 13, 1995 between Network TeleSystems, Inc. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(bb) to Initial Form S-1, and incorporated herein by reference.)
 10(z)     --   Form of MindSpring Director or Officer Indemnity Agreement. (Filed as Exhibit 10(dd) to
                Initial Form S-1, and incorporated herein by reference.)
 10(aa)    --   Network Services Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
                PSINet Inc. (Filed as Exhibit 10.2 to Current Report on Form 8-K dated June 28, 1996, File No.
                0-27890, and incorporated herein by reference.)
 10(bb)    --   Amendment No. 2 to Services Agreement, dated as of January 1, 1997.  (Filed as Exhibit 10.6 to
                Quarterly Report on Form 10-Q dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(cc)    --   Master Services Agreement dated July 15, 1996 between BellSouth Telecommunications, Inc. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(cc) to the October 1996 S-1, and incorporated herein by reference.)
 10(dd)    --   Software License Agreement dated as of March 29, 1996 between Clarify Inc. and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(dd) to the October 1996 S-1, and incorporated herein by reference.)
 10(ee)    --   Assignment and Assumption of Contracts and Leases by and between MindSpring Enterprises, Inc.
                and PSINet, Inc. dated as of September 1, 1996. (Filed as Exhibit 10(ee) to the October
                1996 S-1, and incorporated herein by reference.)
 10(ff)    --   Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(ff) to the October 1996 S-1, and incorporated herein by reference.)
 10(gg)    --   Reseller Agreement, dated as of October 14, 1996, by and between Monorail Inc. and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10 to Quarterly Report on Form 10-Q dated November 14,
                1996, File No. 0-27890, and incorporated herein by reference.)
 10(hh)    --   Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree, L.P. and MindSpring
                Enterprises, Inc.
 11        --   Statement regarding Computation of Per Share Earnings.
 23        --   Consent of Arthur Andersen LLP.
 27        --   Financial Data Schedule

                   (b) On October 8, 1996, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that, on September 1, 1993, the second closing under the Purchase Agreement occurred and the Company issued a promissory note to PSINet in the amount of $9,929,000. A copy of that note and Amendment No. 2 to the Purchase Agreement were attached thereto as exhibits.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of March, 1997.


                                        MINDSPRING ENTERPRISES, INC.


                                        By      /s/ Charles M. Brewer
                                                --------------------------------
                                                Charles M. Brewer
                                                Chairman, Chief Executive
                                                Officer and Director

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures                                         Title                             Date
----------                                         -----                             ----
/s/ Charles M. Brewer
----------------------------------
    Charles M. Brewer                              Chairman, Chief Executive         March 26, 1997
                                                    Officer and Director
                                                   (Principal Executive Officer)

/s/ Michael S. McQuary
----------------------------------
    Michael S. McQuary                             President, Chief Operating        March 26, 1997
                                                   Officer and Director

/s/ Michael G. Misikoff
----------------------------------
    Michael G. Misikoff                            Vice President, Secretary,        March 26, 1997
                                                   Treasurer, Chief Financial
                                                   Officer and Director
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

/s/ O. Gene Gabbard
----------------------------------
    O. Gene Gabbard                                Director                          March 26, 1997


/s/ Campbell B. Lanier
----------------------------------
    Campbell B. Lanier                             Director                          March 26, 1997


/s/ William H. Scott, III
----------------------------------
    William H. Scott, III                          Director                          March 26, 1997

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


                 We have audited, in accordance with generally accepted auditing standards, the financial statements of MINDSPRING ENTERPRISES, INC. included in this Form 10-K and have issued our report thereon dated February 21, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 26, 1997

                                                                      SCHEDULE 2

                          MINDSPRING ENTERPRISES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


                     COLUMN A                      COLUMN B                COLUMN C                  COLUMN D           COLUMN E
                 -----------------            -------------         -----------------------      ----------------      -----------
                                                                           ADDITIONS
                                                                    -----------------------
                                              BALANCE AT          CHARGED TO      CHARGED TO                            BALANCE AT
                                              BEGINNING            COSTS AND         OTHER          DEDUCTIONS              END
              DESCRIPTION                     OF PERIOD           EXPENSES         ACCOUNTS        DESCRIBE (A)          OF PERIOD
              -----------                     ---------           --------         --------        ------------          ---------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  receivable  . . . . . . . . . . .              $46                 $380           $0                 ($40)                $386

(a)  Represents specific accounts written-off considered to be uncollectible.



                          MINDSPRING ENTERPRISES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)


                     COLUMN A                    COLUMN B                  COLUMN C                  COLUMN D           COLUMN E
                 -----------------            -------------         -----------------------      ----------------      -----------
                                                                           ADDITIONS
                                                                    -----------------------
                                              BALANCE AT          CHARGED TO      CHARGED TO                            BALANCE AT
                                              BEGINNING            COSTS AND         OTHER          DEDUCTIONS              END
                    DESCRIPTION               OF PERIOD           EXPENSES         ACCOUNTS        DESCRIBE (A)          OF PERIOD
                    -----------               ---------           --------         --------        ------------          ---------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  receivable  . . . . . . . . . . .              $15                 $41            $0                 ($10)                $46

(a)  Represents specific accounts written-off considered to be uncollectible.

                                 EXHIBIT INDEX

                                                                                                     SEQUENTIALLY
    EXHIBIT                                                                                            NUMBERED
     NUMBER                                     EXHIBIT DESCRIPTION                                      PAGE
     ------                                     -------------------                                      ----
 2(a)      --   Asset Purchase Agreement dated June 28, 1996 by and between MindSpring
                Enterprises, Inc. and PSINet, Inc. (Filed as Exhibit 10.1 to Current Report on
                Form 8-K dated June 28, 1996, File No. 0-27890, and incorporated herein by reference.)
 2(b)      --   Amendment No. 1 to Asset Purchase Agreement and Network Services Agreement dated
                August 23, 1996 by and between PSINet Inc. and MindSpring Enterprises, Inc., effective as of June 28, 1996. (Filed as Exhibit 10.3 to Current Report on Form
                8-K/A dated August 23, 1996, File No. 0-27890, and incorporated herein by reference.)
 2(c)      --   Amendment No. 2 to Asset Purchase Agreement dated as of September 1, 1996 by and between PSINet Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10.3 to
                Current Report on Form 8-K dated October 8, 1996, File No. 0-27890, and incorporated herein by reference.)
 2(d)      --   Amendment No. 3 to Asset Purchase Agreement, dated as of January 24, 1997.
                (Filed as Exhibit 10.5 to Current Report on Form 8-K dated March 3, 1997, File
                No. 0-27890, and incorporated herein by reference.)
 2(e)      --   Amended and Restated Asset Purchase Agreement by and between MindSpring
                Enterprises, Inc. and The News and Observer Publishing Company dated as of
                September 11, 1996.  (Filed as Exhibit 2(c) to the Company's Registration
                Statement on Form S-1, File No. 333-10779 (the "October 1996 S-1"), and
                incorporated herein by reference.)
 3(a)      --   Amended and Restated Certificate of Incorporation of MindSpring Enterprises,
                Inc. (Filed as Exhibit 3(a) to Quarterly Report on Form 10-Q dated May 3, 1996,
                File No. 0-27890, and incorporated herein by reference.)
 3(b)      --   Amended and Restated Bylaws of MindSpring Enterprises, Inc. (Filed as Exhibit
                3(b) to Quarterly Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890, and incorporated herein by reference.)
 4(a)      --   Form of Common Stock Certificate of the Company. (Filed as Exhibit 4 to the
                Company's Registration Statement on Form S-1, File No. 333-00108 ("Initial Form
                S-1"), and incorporated herein by reference.)
 4(b)      --   Promissory Note dated October 22, 1996.  (Filed as Exhibit 4 to Quarterly Report
                on Form 10-Q dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(a)     --   Loan Agreement by and between MindSpring Enterprises, Inc. and ITC Holding
                Company, Inc. dated as of December 21, 1995. (Filed as Exhibit 10(a) to Initial
                Form S-1, and incorporated herein by reference.)
 10(b)     --   First Amendment to Loan Agreement by and between MindSpring Enterprises, Inc.
                and ITC Holding Company, Inc. (Filed as Exhibit 10(a)(1) to Initial Form S-1,
                and incorporated herein by reference.)
 10(c)     --   Security Agreement by and between MindSpring Enterprises, Inc. and ITC Holding
                Company, Inc. dated as of December 27, 1995. (Filed as Exhibit 10(b) to Initial
                Form S-1, and incorporated herein by reference.)
 10(d)     --   Promissory Note by MindSpring Enterprises, Inc. in favor of ITC Holding Company,
                Inc. dated December 27, 1995. (Filed as Exhibit 10(c) to Initial Form S-1, and
                incorporated herein by reference.)
 10(e)     --   Internet Service Provider Navigator Distribution Agreement dated June 21, 1995 between Netscape Communications Corporation and MindSpring Enterprises, Inc., as
                amended by Amendment No. 1 dated September 29, 1995 and by Amendment No. 2 dated
                March 28, 1996. (Filed as Exhibit 10 to Quarterly Report on Form 10-Q/A dated
                August 30, 1996, File No. 0-27890 and incorporated herein by reference.)
 10(f)     --   Eudora(R) Freeware Distribution Agreement dated as of September 28, 1995 between
                MindSpring Enterprises, Inc. and Qualcomm Incorporated. (Filed as Exhibit 10(e)
                to Initial Form S-1, and incorporated herein by reference.)
 10(g)     --   Agreement dated as of October 1, 1995 between Netsurfer, Inc. and MindSpring
                Enterprises, Inc. (Filed as Exhibit 10(f) to Initial Form S-1, and incorporated herein by reference.)
 10(h)     --   Lease and Service Agreement dated as of January 1, 1995 between AvData Systems,
                Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10(i) to Initial Form
                S-1, and incorporated herein by reference.)
 10(i)     --   Lease Agreement commencing on November 1, 1995 between West Peachtree Point
                Partners, L.P. and MindSpring Enterprises, Inc. (Filed as Exhibit 10(j) to
                Initial Form S-1, and incorporated herein by reference.)
 10(j)     --   First Amendment dated February 6, 1996 to Lease Agreement dated November 1, 1995 between John Marshall Law School, Inc. (assignee of West Peachtree Point
                Partners, L.P.) and MindSpring Enterprises, Inc. (Filed as Exhibit 10(cc) to
                Initial Form S-1, and incorporated herein by reference.)

 10(k)     --   Agreement dated January 31, 1995 between Agis Net99 and MindSpring Enterprises,
                Inc. (Filed as Exhibit 10(k) to Initial Form S-1, and incorporated herein by reference.)
 10(l)     --   Data Communications Service Agreement dated July 23, 1995 between Sprint
                Communications Company L.P. and MindSpring Enterprises, Inc. (Filed as Exhibit
                10(l) to Initial Form S-1, and incorporated herein by reference.)
 10(m)     --   LVIEW Pro Software Distribution License Agreement dated November 22, 1995 between MMedia Research and MindSpring Enterprises, Inc. (Filed as Exhibit 10(m)
                to Initial Form S-1, and incorporated herein by reference.)
 10(n)     --   Subscription Agreement dated as of April 27, 1995 between Michael G. Misikoff and MindSpring Enterprises, Inc. (Filed as Exhibit 10(p) to Initial Form S-1,
                and incorporated herein by reference.)
 10(o)     --   Subscription Agreement dated as of August 28, 1995 between Michael S. McQuary and MindSpring Enterprises, Inc. (Filed as Exhibit 10(q) to Initial Form S-1,
                and incorporated herein by reference.)
 10(p)     --   Subscription Agreement dated as of August 29, 1995 between J. Fredrick Nixon and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(r) to Initial Form S-1, and
                incorporated herein by reference.)
 10(q)     --   Second Amended and Restated Stockholders' Agreement dated as of December 21,
                1995 among MindSpring Enterprises, Inc. and Certain Stockholders. (Filed as
                Exhibit 10(s) to Initial Form S-1, and incorporated herein by reference.)
 10(r)     --   MindSpring Enterprises, Inc. 1995 Stock Option Plan. (Filed as Exhibit 10(u) to
                Initial Form S-1, and incorporated herein by reference.)
 10(s)     --   Form of Stock Option Agreement. (Filed as Exhibit 10(v) to Initial Form S-1, and
                incorporated herein by reference.)
 10(t)     --   MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan. (Filed as Exhibit
                10(w) to Initial Form S-1, and incorporated herein by reference.)
 10(u)     --   Form of Director Stock Option Agreement. (Filed as Exhibit 10(x) to Initial Form
                S-1, and incorporated herein by reference.)
 10(v)     --   Form of MindSpring Service Agreement. (Filed as Exhibit 10(y) to Initial Form
                S-1, and incorporated herein by reference.)
 10(w)     --   Service Provider Agreement dated December 13, 1995 between BBN Planet
                Corporation and MindSpring Enterprises, Inc. (Filed as Exhibit 10(z) to Initial
                Form S-1, and incorporated herein by reference.)
 10(x)     --   Software License Agreement dated September 1, 1995 between Ipswitch, Inc. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(aa) to Initial Form S-1, and
                incorporated herein by reference.)
 10(y)     --   Software License Agreement dated December 13, 1995 between Network TeleSystems,
                Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10(bb) to Initial Form
                S-1, and incorporated herein by reference.)
 10(z)     --   Form of MindSpring Director or Officer Indemnity Agreement. (Filed as Exhibit
                10(dd) to Initial Form S-1, and incorporated herein by reference.)
 10(aa)    --   Network Services Agreement dated June 28, 1996 by and between MindSpring
                Enterprises, Inc. and PSINet Inc. (Filed as Exhibit 10.2 to Current Report on
                Form 8-K dated June 28, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(bb)    --   Amendment No. 2 to Services Agreement, dated as of January 1, 1997.  (Filed as
                Exhibit 10.6 to Quarterly Report on Form 10-Q dated March 3, 1997, File No.
                0-27890, and incorporated herein by reference.)
 10(cc)    --   Master Services Agreement dated July 15, 1996 between BellSouth
                Telecommunications, Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10(cc)
                to the October 1996 S-1, and incorporated herein by reference.)
 10(dd)    --   Software License Agreement dated as of March 29, 1996 between Clarify Inc. and
                MindSpring Enterprises, Inc. (Filed as Exhibit 10(dd) to the October 1996 S-1,
                and incorporated herein by reference.)
 10(ee)    --   Assignment and Assumption of Contracts and Leases by and between MindSpring
                Enterprises, Inc. and PSINet, Inc. dated as of September 1, 1996. (Filed as
                Exhibit 10(ee) to the October 1996 S-1, and incorporated herein by reference.)
 10(ff)    --   Service Provider Agreement dated December 13, 1995 between BBN Planet
                Corporation and MindSpring Enterprises, Inc. (Filed as Exhibit 10(ff) to the
                October 1996 S-1, and incorporated herein by reference.)
 10(gg)    --   Reseller Agreement, dated as of October 14, 1996, by and between Monorail Inc.
                and MindSpring Enterprises, Inc. (Filed as Exhibit 10 to Quarterly Report on
                Form 10-Q dated November 14, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(hh)    --   Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree,
                L.P. and MindSpring Enterprises, Inc.
 11        --   Statement regarding Computation of Per Share Earnings.
 23        --   Consent of Arthur Andersen LLP.
 27        --   Financial Data Schedule
