Form 10-Q
period 1997-03-31
MINDSPRING ENTERPRISES INC
filed 1997-05-15
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                       For the transition period from _____to_____


                        Commission file number      0-27890
                                               -----------------

                         MINDSPRING ENTERPRISES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                       58-2113290
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)


1430 West Peachtree St. NW, Suite 400, Atlanta, GA              30309
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (404) 815-0770
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                             ----------   -----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at May 5, 1997
                                                  --------------------------

Common Stock at $.01 par value                        7,525,625 Shares

Part I - Financial Information

Item 1 - Financial Statements

                                                  MINDSPRING ENTERPRISES, INC.
                                                         BALANCE SHEETS
                                           AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                                   MARCH 31,1997                DECEMBER 31, 1996
                                                                                  ---------------               -----------------
                                                                                    (unaudited)
                                                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................$     6,241,388                  $   9,653,234
     Trade receivables............................................................      2,383,575                      1,996,613
     Prepaids and other current assets............................................      1,067,635                        853,122
     Inventory....................................................................         33,840                        116,545
                                                                                  ---------------                  -------------
         Total current assets.....................................................      9,726,438                     12,619,514
                                                                                  ---------------                  -------------

PROPERTY AND EQUIPMENT;
     Computer and telecommunications equipment....................................     13,543,671                     11,509,165
     Assets under capital lease...................................................      1,992,769                      1,472,885
     Other........................................................................        900,013                        565,503
                                                                                  ---------------                  -------------
                                                                                       16,436,453                     13,547,553
     Less:  accumulated depreciation..............................................     (2,757,662)                    (1,964,231)
                                                                                  ---------------                  -------------
         Property and equipment, net..............................................     13,678,791                     11,583,322
                                                                                  ---------------                  -------------
OTHER ASSETS:
     Acquired customer base, net..................................................      9,740,903                     10,727,268
     Other........................................................................        292,142                        302,273
                                                                                  ---------------                  -------------
         Total other assets.......................................................     10,033,045                     11,029,541
                                                                                  ---------------                  -------------

                                                                                  $    33,438,274                  $  35,232,377
                                                                                  ===============                  =============



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable.......................................................$     2,976,204                  $   4,119,302
     Other accrued expenses.......................................................      2,349,160                      1,284,626
     Current portion of capital lease.............................................      1,086,882                        656,252
     Current portion of notes payable.............................................        943,682                        623,922
     Deferred revenue.............................................................        950,208                        415,881
                                                                                  ---------------                  -------------

         Current liabilities......................................................      8,306,136                      7,099,983
                                                                                  ---------------                  -------------

LONG TERM LIABILITIES:
     Notes payable................................................................      1,646,503                      2,042,742
     Capital lease ...............................................................        561,944                        682,571
                                                                                  ---------------                  -------------
         Total long-term liabilities..............................................      2,208,447                      2,725,313
                                                                                  ---------------                  -------------

         Total liabilities........................................................     10,514,583                      9,825,296
                                                                                  ---------------                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 15,000,000 shares authorized and 7,480,434 and 7,477,084 issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively........................         74,804                         74,771
     Additional paid-in capital...................................................     35,019,855                     34,978,225
     Accumulated deficit..........................................................    (12,170,968)                    (9,645,915)
                                                                                  ---------------                  -------------
       Total stockholders' equity.................................................     22,923,691                     25,407,081
                                                                                  ---------------                  -------------
                                                                                  $    33,438,274                  $  35,232,377
                                                                                  ===============                  =============

 The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

                                           MINDSPRING ENTERPRISES, INC.
                                             STATEMENTS OF OPERATIONS
                                  FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                                                  (unaudited)


                                                                   1997                  1996
                                                            ---------------       ---------------

REVENUES
     Access.................................................$     7,356,186       $     1,170,313
     Subscriber start-up fees...............................      1,000,283               339,171
     Business services......................................      1,423,547               302,230
                                                            ---------------       ---------------
       Total revenues.......................................      9,780,016             1,811,714
                                                            ---------------       ---------------

COSTS AND EXPENSES
     Costs of revenues -- recurring.........................      3,168,798               541,634
     Costs of subscriber start-up fees......................        365,074               264,337
     General and administrative.............................      5,012,462               578,924
     Selling      ..........................................      1,910,433             1,159,039
     Depreciation and amortization..........................      1,828,490               233,908
                                                            ---------------       ---------------
       Total costs and expenses.............................     12,285,257             2,777,842
                                                            ---------------       ---------------

OPERATING LOSS    ..........................................     (2,505,241)             (966,128)
INTEREST (EXPENSE) INCOME, NET..............................        (19,812)              (73,132)
                                                            ---------------       ---------------

NET LOSS          .......................................... $   (2,525,053)      $    (1,039,260)
                                                            ---------------       ---------------

NET LOSS PER SHARE..........................................$         (0.34)      $         (0.30)
                                                            ---------------       ---------------

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING  ..........................................      7,478,312             3,507,936
                                                            ---------------       ---------------


            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

                                           MINDSPRING ENTERPRISES, INC.
                                             STATEMENTS OF CASH FLOWS
                                  FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                                                  (unaudited)

                                                                           1997                    1996
                                                                     -----------------      ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss........................................................$  (2,525,053)     $     (1,039,263)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
     Depreciation and amortization...................................    1,828,490               233,908
     Changes in operating assets and liabilities:
         Trade receivables...........................................     (386,962)             (188,158)
         Other current assets........................................     (131,808)              194,925
         Trade accounts payable......................................   (1,143,098)               40,348
         Other accrued expenses......................................    1,064,534                49,149
         Deferred revenue............................................      534,327               186,129
                                                                     --------------       ---------------
           Total adjustments.........................................    1,765,483               516,301
                                                                     --------------       ---------------
           Net Cash Used in Operating Activities.....................     (759,570)             (522,962)
                                                                     --------------       ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of property and equipment.............................   (2,370,588)           (1,269,660)
     Purchase of customer base.......................................      (35,236)                    -
     Other...........................................................       (1,755)              (24,675)
                                                                     -------------        ---------------
         Net Cash Used For Investing Activities......................   (2,407,579)           (1,294,335)
                                                                     --------------       ---------------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES
     Proceeds of loan from preferred stockholder.....................            -             1,000,000
     Payments of loan from preferred stockholder.....................            -            (3,500,000)
     Payments of notes payable.......................................      (76,479)                    -
     Payments of capital lease obligations...........................     (209,881)                    -
     Issuance of common stock........................................       41,663            13,671,549
                                                                     --------------       ---------------
         Net Cash (Used) Provided By Financing Activities............     (244,697)           11,171,549
                                                                     --------------       ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS.....................................................   (3,411,846)            9,354,252
CASH AND CASH EQUIVALENTS, beginning of period.......................    9,653,234               424,834
                                                                     --------------       ---------------

CASH AND CASH EQUIVALENTS, end of period.............................$   6,241,388      $      9,779,086
                                                                     ==============       ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION
     Interest paid...................................................$     126,693      $        136,127
                                                                     ==============       ===============
     Income taxes....................................................$           -      $              -
                                                                     ==============       ===============

SUPPLEMENTAL NON-CASH DISCLOSURES
     Assets acquired under capital lease.............................$     519,884      $              -
                                                                     ==============       ===============



            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-27890).

2. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

4. There was no provision for or cash payment of income taxes for the three months ended March 31, 1997 and 1996, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1997.

ITEM 2-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  MindSpring Enterprises, Inc. (the "Company") is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. The Company reincorporated in Delaware in December 1995. At March 31, 1997, the Company served a total of approximately 153,000 subscribers.

                  The Company offers nationwide Internet access through a combination of Company-owned points of presence ("POPs") and third party POPs to which the Company has access pursuant to network services agreements with such parties. At March 31, 1997, the Company provided access to subscribers through 40 Company-owned POPs and over 200 POPs owned by PSINet Inc. ("PSINet"). As of March 31, 1997, the Company and PSINet maintained approximately 18 POPs in the same service area. In addition, on May 1, 1997, the Company entered into a three-year services agreement with GridNet International, L.L.C. ("GridNet"), which enables the Company to provide Internet access to its subscribers through GridNet's network of over 130 POPs. Of the 130 GridNet POPs to which the Company now has access, approximately 105 POPs are in the same service area as an existing Company-owned POP or PSINet POP. Pursuant to the services agreements between the Company and each of PSINet and GridNet (the "PSINet Services Agreement" and "GridNet Services Agreement," respectively), the Company has the flexibility to offer Internet access in such overlapping POP locations through a MindSpring POP, a PSINet or GridNet POP or a combination of all three.

                  The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the quarter ended March 31, 1997, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers), compared to $23 per dial-up subscriber for the quarter ended March 31, 1996. The decrease in revenue per subscriber is primarily the result of price plan changes implemented in May 1996. Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. Most of the Company's individual subscribers pay their MindSpring fees automatically by preauthorized monthly charges to the subscriber's credit card.

                  In addition, the Company earns revenue by providing Web-hosting services, full-time dedicated access connections to the Internet and domain registration primarily to businesses and some individual subscribers. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses. These services have been classified as business services in the condensed statements of income and the "Results of Operations" table set forth below.

                  The Company's costs include (1) costs of revenue that are primarily related to the number of subscribers, (2) selling, general and administrative expenses that are associated more generally with operations, and
(3) depreciation and amortization, which are related to the size of the Company's network and the deferred costs associated with acquired customer bases.

                  Costs of revenue that are primarily related to the number of subscribers include both recurring costs and subscriber start-up expenses. Recurring costs of revenue consist primarily of the costs of telecommunications facilities necessary to provide service to subscribers and certain monthly licensing fees per subscriber for the right to receive and make available certain proprietary on-line services. Telecommunications facilities costs include the costs of providing local telephone lines into each Company-owned POP, costs related to the use of third party networks pursuant to services agreements and costs associated with leased lines connecting each Company-owned POP and third party network to the Company's hub and connecting the Company's hub to the Internet backbone. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses.

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

                  Prior to entering into the PSINet Services Agreement and the GridNet Services Agreement, as the demand for the Company's services in a particular POP had grown, the Company had been required to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The PSINet Services Agreement and the GridNet Services Agreement provide the Company the option to evaluate on a POP-by-POP basis whether to continue to develop MindSpring POPs using the Company's capital resources or to conserve capital through utilization of third party POPs for a specified fee. As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties based on revenue per subscriber served, as provided in the PSINet Services Agreement and the GridNet Services Agreement. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs since the full costs of utilizing such network services is included in costs of revenue and a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization. The Company does not currently plan to open a significant number of new MindSpring POPs during 1997. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

                  The following table sets forth certain unaudited financial data for the quarters ended March 31, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                               RESULTS OF OPERATIONS


                                                          QUARTER ENDED                 QUARTER ENDED
                                                          MARCH 31, 1997               MARCH 31, 1996
                                                      (000'S)       % OF           (000'S)       % OF
                                                                    REVENUES                      REVENUES
STATEMENTS OF OPERATIONS DATA:
Revenues
   Dial-up access to Internet                          $  7,356            75      $   1,170             64
   Start-up fees                                          1,000                          339             19
                                                                           10
   Business services                                      1,424            15            303             17
                                                     -----------    ----------    -----------    -----------
          Total revenues                                  9,780           100          1,812            100
Costs and expenses:
   Selling, general and administrative                    6,923            71          1,738             96
   Costs of revenues- recurring                           3,169            32            542             30
   Costs of revenues- start-up fees                         365             4            264             14
   Depreciation and amortization                          1,828            19            234             13
                                                     -----------    ----------    -----------    -----------
         Total costs and expenses                        12,285           126          2,778            153
                                                     -----------    ----------    -----------    -----------
Operating loss                                          (2,505)          (26)          (966)           (53)
Interest expense, net                                      (20)           (0)           (73)            (4)
                                                     -----------    ----------    -----------    -----------
Net loss                                                (2,525)          (26)        (1,039)           (57)
                                                     ===========                  ===========

PER SHARE DATA:
Net loss per share                                  $    (0.34)                  $    (0.30)
Weighted average common shares outstanding           7,478,312                    3,507,936

OPERATING DATA:
Approximate number of subscribers at end of period     152,922                       21,540
Number of Company employees at end of period               365                          137



                  Revenue. Revenue for the quarter ended March 31, 1997 totaled approximately $9,780,000, as compared to approximately $1,812,000 for the quarter ended March 31, 1996. The 440% increase in period revenue resulted primarily from a 610% increase in subscribers offset by a decrease in revenue per subscriber resulting from price changes implemented in May 1996. Access revenue for the quarter ended March 31, 1997 represented 75% of revenue, as compared to 64% of revenue for the same quarter in the prior year. Subscriber start-up fees accounted for 10% of revenue for the quarter ended March 31, 1997, as compared to 19% for the quarter ended March 31, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue remained relatively constant as a percentage of total revenue.

                  Costs of revenue-recurring. For the quarter ended March 31, 1997, recurring costs of revenue increased to approximately 32% of total revenue as compared to approximately 30% of total revenue for the quarter ended March 31, 1996. However, the cost decreased as a percentage of dial-up access revenue from 46% in the first quarter of 1996 to 43% in the first quarter of 1997. Exclusive of $450,000 in discounts received in the first quarter of 1997 pursuant to the PSINet Services Agreement, recurring costs of revenue would have been 49% of total dial-up revenue for the period compared to 46% for the quarter ended March 31, 1996. This increase as a percentage of revenue resulted primarily from the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by opening additional Company-owned POPs.

                  Costs of revenue-start-up expenses. For the quarter ended March 31, 1997, subscriber start-up expenses decreased to approximately 4% of total revenue as compared to approximately 14% of total revenue for the quarter ended March 31, 1996, and decreased to 37% of start-up fee revenue for the quarter ended March 31, 1997 compared to 78% of start-up fee revenue for the quarter ended March 31, 1996. The decrease in start-up expenses as a percentage of total revenue is a result of the number of new subscribers decreasing as a percentage of the entire subscriber base as the subscriber base expands and lower expenditures per new subscriber for one time license fees and starter kit materials. The decrease in start-up expenses as a percentage of start-up fees results from reduced expenditures per new subscriber for licenses and kit materials. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

                  Selling, general and administrative expenses. Selling, general and administrative expenses were approximately 71% of revenue for the quarter ended March 31, 1997, compared to approximately 96% of revenue for the first quarter ended March 31, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company benefiting from economies of scale with respect to such costs as salaries and wages that do not increase in direction proportion to increases in revenue and to cost control efforts implemented by management.

                  Depreciation and amortization. Depreciation and amortization expenses increased to approximately 19% of revenue for the quarter ended March 31, 1997, compared to approximately 13% of revenue for the same period in the prior year. The increase is primarily attributable to the amortization of the acquired customer bases. The Company is amortizing the costs of acquired customer bases over a three-year period. Amortization expense related to the acquired customer bases for the quarter ended March 31, 1997 was approximately $1,022,000, or 10% of revenue. Depreciation expense was 9% of total revenue for the quarter ended March 31, 1997, compared with 13% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity through the construction of additional Company-owned POPs and from efficiencies within the Company's owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network.

                  Interest expenses. Interest expense for the quarter ended March 31, 1997 consisted of approximately $127,000 related to capital leases of equipment and imputed interest under a non-interest bearing note given to PSINet (the "PSINet Note") in connction with the PSINet Transaction (as defined herein), netted with approximately $107,000 of interest income. For the quarter ended March 31, 1996, the Company had interest expense of approximately
$73,000 which primarily related to a credit facility that was repaid in March 1996. No such credit facilities existed during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through public and private sales of equity securities, loans from third parties and capital leases of equipment. The Company completed an initial public offering of its Common Stock in March 1996 (the "Initial Offering") and a second public offering in October 1996 (the "October Offering"), issuing 2,025,000 shares at a price of $8.00 per share and 2,250,000 shares at a price of $9.125 per share, respectively. The proceeds from the public offerings were approximately $32,500,000, net of underwriting discounts and expenses. Upon completion of the Initial Offering, the Company repaid all outstanding principal amounts loaned to the Company by ITC Holding Company, Inc., totaling $3,500,000 of principal balance and approximately $97,000 in interest. The Company used approximately $9,175,000 or 50% of the net proceeds from the October Offering to pay PSINet in conjunction with a transaction between the Company and PSINet in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"). Total cash used in financing activities for the quarter ended March 31, 1997 was approximately $245,000, consisting primarily of cash paid for capital lease obligations and to PSINet in connection with the PSINet Transaction. Total cash provided from financing activities for the quarter ended March 31, 1996 was approximately $11,172,000, consisting primarily of the net proceeds from the Initial Offering.

                  The Company used approximately $2,408,000 in cash for investing activities during the quarter ended March 31, 1997 and approximately $1,294,000 during the quarter ended March 31, 1996. This investing activity primarily related to the purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the purchased equipment, the Company acquired approximately $520,000 of equipment under capital lease agreements in the first quarter ended March 31, 1997. There were no capital lease agreements in the first quarter of 1996.

                  On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement") pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. On November 5, 1996, pursuant to the Monorail Agreement, the Company paid $560,000 in cash to Monorail, which included a prepayment of $500,000 for the first 12,500 subscribers acquired by the Company pursuant to this agreement ($40 per subscriber) and $60,000 for estimated expenses incurred by Monorail to include the Company's software on its PCs. The software preparation cost was expensed in 1996. To the extent that more than 12,500 subscribers are acquired by the Company pursuant to the Monorail Agreement, the Company will be required to pay Monorail $40 per additional subscriber. To the extent that fewer than 12,500 subscribers are acquired by the Company as of May 31, 1997, Monorail will be required to reimburse the Company at the rate of $40 per subscriber by July 30, 1997 for the difference between 12,500 and the actual number of subscribers acquired. If Monorail adds additional Internet access providers to its personal computers, the Company, at its option, may require Monorail to reimburse the Company upon seven days notice for the difference between 12,500 and the number of subscribers acquired by the Company. As of March 31, 1997, approximately 1,100 subscribers had signed up for service under the Monorail Agreement.

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

                  As of March 31, 1997, the Company had cash on hand of approximately $6,241,000. The Company's significant capital commitments through 1997 include approximately $562,000 in principal under the PSINet Note and capital expenditures estimated to be approximately $6,100,000. The Company anticipates that it will generate cash flows from operations in 1997. The impact of the BellSouth Agreement and certain discounts available to the Company pursuant to the PSINet Services Agreement are reflected in the expected operating cash flows.

                  The Company estimates that its cash and financing needs through 1997 will be met by cash on hand, additional capital leases, and cash flow from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenue, increases in anticipated expenses, or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the third party network services agreements). The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

                  In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" ("SFAS 128") which redefines how entities compute earnings per share. Primary earnings per share will be replaced by basic earnings per share which will be computed exclusively based on the weighted average number of common shares outstanding. This statement is effective for periods ending after December 15, 1997 and will require restatement of all prior period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share data.

                                   P A R T II

                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.  Statement Re:  Computation of loss per common share

          27.  Financial Data Schedule

     (b)  Report on Form 8-K

      On March 3, 1997, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The Form 8-K reported that the Company had entered into Amendment No. 3 to the purchase agreement between the Company and PSINet originally entered into as of June 28, 1996 (the "Purchase Agreement"), effective as of January 24, 1997 and Amendment No. 2 to the PSINet Services Agreement effective as of January 1, 1997, pursuant to which the Company amended certain pricing terms of the Purchase Agreement and certain pricing and termination terms of the PSINet Services Agreement.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    MINDSPRING ENTERPRISES, INC.
                                    (Registrant)





Date:  May 14, 1997                 By:  /s/ Michael S. McQuary
                                         ----------------------
                                    Michael S. McQuary
                                    President and Chief
                                    Operating Officer




Date:  May 14, 1997                 By:  /s/ Michael G. Misikoff
                                         -----------------------
                                    Michael G. Misikoff
                                    Vice President and Chief Financial
                                    Officer

                               INDEX TO EXHIBITS



  Exhibit            Exhibit Description                                   Sequentially
  -------            -------------------                                   ------------
  Number                                                                   Numbered Page
  ------                                                                   -------------
   11.          Statement Re:  Computation of loss per common
                share

   27.          Financial Data Schedule
