Form 10-Q
period 1997-06-30
MINDSPRING ENTERPRISES INC
filed 1997-08-14
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                   For the transition period from       to
                                                  -----    -----

                Commission file number         0-27890
                                           ---------------

                         MINDSPRING ENTERPRISES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      58-2113290
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1430 West Peachtree St. NW, Suite 400, Atlanta, GA              30309
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (404) 815-0770
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ---------     ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at August 11, 1997
                                               ------------------------------
Common Stock at $.01 par value                       7,527,949 Shares


Part I - Financial Information

Item 1 - Financial Statements


                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                                  JUNE 30,1997            DECEMBER 31, 1996
                                                                                  ------------            -----------------
                                                                                  (UNAUDITED)
                                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .     $  6,410,550               $  9,653,234
    Trade receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . .        1,988,423                  1,996,613
    Prepaids and other current assets   . . . . . . . . . . . . . . . . . . .          959,444                    853,122
    Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,307                    116,545
                                                                                  ------------               ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        9,445,724                 12,619,514
                                                                                  ------------               ------------

PROPERTY AND EQUIPMENT;
    Computer and telecommunications equipment   . . . . . . . . . . . . . . .       13,903,345                 11,509,165
    Assets under capital lease  . . . . . . . . . . . . . . . . . . . . . . .        5,265,454                  1,472,885
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,610,413                    565,503
                                                                                  ------------               ------------
                                                                                    20,779,212                 13,547,553
    Less:  accumulated depreciation   . . . . . . . . . . . . . . . . . . . .       (3,773,595)                (1,964,231)
                                                                                  ------------               ------------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .       17,005,617                 11,583,322
                                                                                  ------------               ------------
OTHER ASSETS:
    Acquired customer base, net   . . . . . . . . . . . . . . . . . . . . . .        9,025,030                 10,727,268
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          150,778                    302,273
                                                                                  ------------               ------------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .        9,175,808                 11,029,541
                                                                                  ------------               ------------

                                                                                    35,627,149                 35,232,377
                                                                                  ============               ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,981,324               $  4,119,302
    Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        3,630,133                  1,284,626
    Current portion of capital lease obligations  . . . . . . . . . . . . . .        1,729,743                    656,252
    Current portion of notes payable  . . . . . . . . . . . . . . . . . . . .        1,273,295                    623,922
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,245,194                    415,881
                                                                                  ------------               ------------

         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        9,859,689                  7,099,983
                                                                                  ------------               ------------

LONG TERM LIABILITIES:
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,239,014                  2,042,742
    Capital lease obligations   . . . . . . . . . . . . . . . . . . . . . . .        3,005,345                    682,571
                                                                                  ------------               ------------
         Total long-term liabilities  . . . . . . . . . . . . . . . . . . . .        4,244,359                  2,725,313
                                                                                  ------------               ------------

         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .       14,104,048                  9,825,296
                                                                                  ------------               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 15,000,000 shares authorized and 7,525,625 and 7,477,084 issued and outstanding at
      June 30, 1997 and December 31, 1996, respectively   . . . . . . . . . .           75,256                     74,771
    Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . .       35,048,325                 34,978,225
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,600,480)                (9,645,915)
                                                                                  ------------               ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .       21,523,101                 25,407,081
                                                                                  ------------               ------------
                                                                                  $ 35,627,149               $ 35,232,377
                                                                                  ============               ============

 The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,

                                                           1997             1996              1997             1996
                                                        -----------     ------------       -----------     -------------
          REVENUES
             Access                                     $ 9,053,043     $  1,619,287       $16,409,229     $   2,789,600
             Subscriber start-up fees                       806,640          478,672         1,806,923           845,768
             Business services                            1,740,678          396,850         3,164,225           671,155
                                                        -----------     ------------       -----------     -------------

               Total revenues                            11,600,361        2,494,809        21,380,377         4,306,523
                                                        -----------     ------------       -----------     -------------

          COST AND EXPENSES
             Cost of revenues--recurring                $ 3,524,777     $    754,569       $ 6,693,575     $   1,296,203
             Cost of subscriber start-up fees               294,905          351,783           659,979           616,120
             General and administrative                   5,233,577        1,611,503        10,246,039         2,770,542
             Selling                                      1,908,037          991,487         3,818,470         1,570,411
             Depreciation and amortization                2,059,631          362,435         3,888,121           596,343
                                                        -----------     ------------       -----------     -------------
               Total cost and expenses                   13,020,927        4,071,777        25,306,184         6,849,619

          OPERATING LOSS                                $(1,420,566)    $ (1,576,968)      $(3,925,807)    $  (2,543,096)
          INTEREST (EXPENSE) INCOME,
          NET                                                (8,946)         117,015           (28,758)           43,883
                                                        -----------     ------------       -----------     -------------

          NET LOSS                                      $(1,429,512)    $ (1,459,953)      $(3,954,565)    $  (2,499,213)
                                                        -----------     ------------       -----------     -------------


          NET LOSS PER SHARE                            $     (0.19)    $      (0.29)      $     (0.53)    $       (0.58)
                                                        -----------     ------------       -----------     -------------

          WEIGHTED AVERAGE COMMON
             SHARES OUTSTANDING                           7,517,069        5,111,782         7,497,798         4,309,859
                                                        -----------     ------------       -----------     -------------


            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                    1997                   1996
                                                              -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .   $  (3,954,565)     $    (2,499,213)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .       3,888,121              596,343
    Changes in operating assets and liabilities:
         Trade receivables  . . . . . . . . . . . . . . . . . .           8,190             (640,087)
         Other current assets . . . . . . . . . . . . . . . . .         (77,084)             (57,242)
         Trade accounts payable . . . . . . . . . . . . . . . .      (2,137,978)             686,746
         Other accrued expenses . . . . . . . . . . . . . . . .       2,345,507              176,532
         Deferred revenue . . . . . . . . . . . . . . . . . . .         829,313              356,305
                                                                  -------------      ---------------
           Total adjustments  . . . . . . . . . . . . . . . . .       4,856,069            1,118,597
                                                                  -------------      ---------------
           Net Cash Provided by (Used in) Operating Activities          901,504           (1,380,616)
                                                                  -------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment   . . . . . . . . . . .      (3,440,662)          (3,922,432)
    Purchase of customer base   . . . . . . . . . . . . . . . .        (351,181)          (3,000,000)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .         127,729              (77,864)
                                                                  -------------      ---------------
         Net Cash Used in Investing Activities  . . . . . . . .      (3,664,114)          (7,000,296)
                                                                     ----------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of loan from preferred stockholder   . . . . . . .               -            1,000,000
    Payments of loan from preferred stockholder   . . . . . . .               -           (3,500,000)
    Proceeds of notes payable   . . . . . . . . . . . . . . . .               -            2,000,000
    Payments of notes payable   . . . . . . . . . . . . . . . .        (154,355)                   -
    Payments of capital lease obligations   . . . . . . . . . .        (396,304)                   -
    Issuance of common stock  . . . . . . . . . . . . . . . . .          70,585           14,149,689
                                                                  -------------      ---------------
         Net Cash (Used in) Provided by Financing Activities  .        (480,074)          13,649,689
                                                                  --------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . .      (3,242,684)           5,268,777
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . .       9,653,234              424,834
                                                                  -------------      ---------------

CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . .   $   6,410,550      $     5,693,611
                                                                  =============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid for interest  . . . . . . . . . . . . . . . . . .   $     235,608      $       136,127
                                                                  =============      ===============
    Cash paid for income taxes  . . . . . . . . . . . . . . . .   $           -      $             -
                                                                  =============      ===============

SUPPLEMENTAL NON-CASH DISCLOSURES:
    Assets acquired under capital leases  . . . . . . . . . . .   $   3,792,569      $             -
                                                                  =============      ===============

            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

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

3. Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method). For the periods presented, options to purchase shares of the company's common stock are excluded from the calculation as their effect is antidilutive.

4. There was no provision for or cash payment of income taxes for the six months ended June 30, 1997 and 1996, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1997.

ITEM 2-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                 MindSpring Enterprises, Inc. (the "Company") is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994, and began marketing its services in June 1994. The Company reincorporated in Delaware in December 1995. At June 30, 1997, the Company served a total of approximately 183,000 subscribers.

                 The Company offers nationwide Internet access through an aggregate of over 250 Company-owned points of presence ("POPs") and third party POPs to which the Company has access pursuant to network services agreements with such parties. The Company provides access to subscribers through 38 Company-owned POPs and access to the network of over 200 POPs owned by PSINet Inc. ("PSINet") and the network of over 130 POPs owned by GridNet International, L.L.C. ("GridNet"). As of June 30, 1997 the Company and PSINet maintained approximately 18 POPs in the same service area. Of the 130 GridNet POPs to which the Company has access, approximately 105 POPs are in the same service area as an existing Company-owned POP or PSINet POP. Pursuant to each of the services agreements between the Company and each of PSINet and GridNet (the "PSINet Services Agreement" and "GridNet Services Agreement," respectively), the Company has the flexibility to offer Internet access in such overlapping POP locations through a MindSpring POP, a PSINet or GridNet POP or a combination of all three.

                 The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the quarters ended June 30, 1997 and June 30, 1996, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. Most of the Company's individual subscribers pay their MindSpring fees automatically by preauthorized monthly charges to the subscriber's credit card.

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

                 Prior to the PSINet Services Agreement and the GridNet Services Agreement, as the demand for the Company's services in a particular POP had grown, the Company had been required to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The third party network services agreements provide the Company the option to evaluate on a POP-by-POP basis whether to continue to develop MindSpring POPs using the Company's capital resources or to conserve capital through utilization of third party POPs for a specified fee. As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties based on revenue per subscriber served, as provided in the PSINet Services Agreement and the GridNet Services Agreement. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs since the full costs of utilizing such network services is included in costs of revenue while a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization. The Company has announced plans to build its own POPs to serve New York City and most of California, markets which are currently served by the Company through PSINet POPs, by October 1, 1997. Besides the New York City and California POPs, the Company does not currently plan to open a significant number of additional MindSpring POPs during the remainder of 1997. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

                 The Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. The Company has, however, begun to generate cash flows from operations. The Company expects to continue to focus on increasing its subscriber base which will result in higher expenses, but believes that the development of its operations will provide certain economies of scale which will decrease its cost of start-up fees, selling expenses, and general and administrative expenses as a percentage of revenue in the future.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

                 The following table sets forth certain unaudited financial data for the quarters ended June 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                             RESULTS OF OPERATIONS


                                                                        QUARTER ENDED                QUARTER ENDED
                                                                        JUNE 30, 1997                JUNE 30, 1996
                                                                  (000'S)          % OF          (000'S)           % OF
                                                                                 REVENUES                        REVENUES
          STATEMENTS OF OPERATIONS DATA:
          Revenues
             Dial-up access to Internet                        $     9,053            78       $    1,619             65
             Start-up fees                                             807             7              479             19
             Business services                                       1,740            15              397             16
                                                               -----------     ---------       ----------      ---------
                    Total revenues                                  11,600           100            2,495            100
          Costs and expenses:
             Selling, general and administrative                     7,142            61            2,603            104
             Costs of revenues- recurring                            3,525            30              755             30
             Costs of revenues- start-up fees                          295             3              352             14
             Depreciation                                            1,027             9              362             15
             Amortization of acquired customer bases                 1,032             9                0              0
                                                               -----------     ---------       ----------      ---------
                   Total costs and expenses                         13,021           112            4,072            163
                                                               -----------     ---------       ----------      ---------
          Operating loss                                            (1,421)          (12)          (1,577)           (63)
          Interest (expense) income, net                                (9)           (0)             117              5
                                                               -----------     ---------       ----------      ---------
          Net loss                                                  (1,430)          (12)          (1,460)           (58)
                                                               ===========                     ==========
          PER SHARE DATA:
          Net loss per share                                   $     (0.19)                   $     (0.29)
          Weighted average common shares outstanding             7,517,069                      5,111,782


          OPERATING DATA:
          Approximate number of subscribers at end of period       183,388                         34,460

          Number of Company employees at end of period                 398                            177



                 Revenue: Revenue for the quarter ended June 30, 1997 totaled approximately $11,600,000, compared to approximately $2,495,000 for the quarter ended June 30, 1996. The 365% increase in period revenue resulted primarily from a 432% increase in subscribers. Dial-up Access to the Internet revenue for the quarter ended June 30, 1997 represented 78% of revenue, compared to 65% of revenue for the same quarter in the prior year. Subscriber start-up fees accounted for 7% of revenue for the quarter ended June 30, 1997, compared to 19% for the quarter ended June 30, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue remained relatively constant as a percentage of total revenue.

                 Costs of revenue-recurring: For the quarters ended June 30, 1997 and 1996, recurring costs of revenue represented approximately 30% of total revenue. However, the cost decreased as a percentage of dial-up access revenue from 47% in the second quarter of 1996 to 39% in the second quarter of 1997. Exclusive of $450,000 in discounts received in the second quarter of 1997 pursuant to the PSINet Services Agreement, recurring costs of revenue would have been 44% of total dial-up revenue for the period, compared to 47% for the quarter ended June 30, 1996. This decrease as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs in the Company's own network.

                 Costs of revenue-start-up expenses: For the quarter ended June 30, 1997, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 14% of total revenue for the quarter ended June 30, 1996, and decreased to 37% of start-up fee revenue for the quarter ended June 30, 1997 compared to 73% of start-up fee revenue for the quarter ended June 30, 1996. The decrease in start-up expenses as a percentage of total revenue was primarily a result of the number of new subscribers decreasing as a percentage of the entire subscriber base as the subscriber base expands. The decrease in start-up expenses as a percentage of start-up fees resulted from reduced expenditures per new subscriber for licenses and kit materials. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

                 Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 61% of revenue for the quarter ended June 30, 1997, compared to approximately 104% of revenue for the quarter ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to such costs as employee compensation that do not increase in direction proportion to increases in revenue and to cost control efforts implemented by management.

                 Depreciation and amortization: Depreciation and amortization expenses increased to approximately 18% of revenue for the quarter ended June 30, 1997, compared to approximately 15% of revenue for the same period in the prior year. The increase was primarily attributable to the amortization of acquired customer bases. The Company is amortizing the costs of acquired customer bases over a three-year period. Amortization expense related to acquired customer bases for the quarter ended June 30, 1997 was approximately $1,032,000, or 9% of revenue. Depreciation expense was 9% of total revenue for the quarter ended June 30, 1997, compared with 15% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs and from efficiencies within the Company's owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network.

                 Interest expenses: Interest expense for the quarter ended June 30, 1997 consisted of approximately $109,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset by approximately $100,000 of interest income. For the quarter ended June 30, 1996, the Company had no interest expense and $117,000 of interest income. The Company recorded a $2,000,000 note payable to PSINet on June 30, 1996, and recorded no interest for the period ending June 30, 1996. No other credit facilities existed during the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

                 The following table sets forth certain unaudited financial data for the six months ended June 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                             RESULTS OF OPERATIONS



                                                                       SIX MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30, 1997                JUNE 30, 1996
                                                                  (000'S)          % OF          (000'S)           % OF
                                                                                 REVENUES                        REVENUES
          STATEMENTS OF OPERATIONS DATA:
          Revenues
             Dial-up access to Internet                           $ 16,409            77         $  2,790             65
             Start-up fees                                           1,807             8              846             20
             Business services                                       3,164            15              671             15
                                                                  --------       -------         --------         ------
                    Total revenues                                  21,380           100            4,307            100

          Costs and expenses:
             Selling, general and administrative                    14,064            66            4,341            101
             Costs of revenues- recurring                            6,694            31            1,296             30
             Costs of revenues- start-up fees                          660             3              616             14
             Depreciation                                            1,835             8              597             14
             Amortization of acquired customer bases                 2,053            10                0              0
                                                                 ---------       -------        ---------         ------
                   Total costs and expenses                         25,306           118            6,850            159
                                                                 ---------       -------        ---------         ------
          Operating loss                                            (3,926)          (18)          (2,543)           (59)
          Interest (expense) income, net                               (29)           (0)              44              1
                                                                 ---------       -------        ---------         ------
          Net loss                                                  (3,955)          (18)          (2,499)           (58)
                                                                 =========                      =========
          PER SHARE DATA:
          Net loss per share                                     $   (0.53)                     $   (0.58)
          Weighted average common shares outstanding             7,497,798                      4,309,859


          OPERATING DATA:
          Approximate number of subscribers at end of period       183,388                         34,460
          Number of Company employees at end of period                 398                            177



                 Revenue: Revenue for the six months ended June 30, 1997 totaled approximately $21,380,000, compared to approximately $4,307,000 for the six months ended June 30, 1996. The 396% increase in period revenue resulted primarily from a 432% increase in subscribers offset by a decrease in revenue per subscriber resulting from price changes implemented in May 1996. Dial-up Access to the Internet revenue for the six month period ended June 30, 1997 represented 77% of revenue, compared to 65% of revenue for the same period in the prior year. Subscriber start-up fees accounted for 8% of revenue for the six months ended June 30, 1997, compared to 20% for the six months ended June 30, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue remained constant as a percentage of total revenue.

                 Costs of revenue-recurring: For the six months ended June 30, 1997, recurring costs of revenue increased to approximately 31% of total revenue as compared to approximately 30% of total revenue for the six months ended June 30, 1996. However, the cost decreased as a percentage of dial-up access revenue from 46% in the first six months of 1996 to 41% in the first six months of 1997. Exclusive of $900,000 in discounts received in the first six months of 1997 pursuant to the PSINet Services Agreement, recurring costs of revenue would have been 46% of total dial-up revenue for the six months ended June 30, 1997 and 1996.

                 Costs of revenue-start-up expenses: For the six months ended June 30, 1997, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 14% of total revenue for the six months ended June 30, 1996, and decreased to 37% of start-up fee revenue for the six months ended June 30, 1997, compared to 73% of start-up fee revenue for the six months ended June 30, 1996. The decrease in start-up expenses as a percentage of total revenue was primarily a result of the number of new subscribers decreasing as a percentage of the entire subscriber base as the subscriber base expands. The decrease in start-up expenses as a percentage of start-up fees resulted from reduced expenditures per new subscriber for licenses and kit materials. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

                 Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 66% of revenue for the six months ended June 30, 1997, compared to approximately 101% of revenue for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to such costs as employee compensation that do not increase in direction proportion to increases in revenue and to cost control efforts implemented by management.

                 Depreciation and amortization: Depreciation and amortization expenses increased to approximately 18% of revenue for the six months ended June 30, 1997, compared to approximately 14% of revenue for the same period in the prior year. The increase was primarily attributable to the amortization of acquired customer bases. The Company is amortizing the costs of acquired customer bases over a three-year period. Amortization expense related to acquired customer bases for the six months ended June 30, 1997 was approximately $2,053,000, or 10% of revenue. Depreciation expense was 8% of total revenue for the six months ended June 30, 1997, compared to 14% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs and from efficiencies within the Company's owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network.

                 Interest expenses: Interest expense for the six months ended June 30, 1997 consisted of approximately $236,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset with $207,000 of interest income. For the six months ended June 30, 1996, the Company had interest expense of approximately $92,000 which primarily related to a credit facility that was repaid in March 1996, offset with approximately $136,000 of interest income.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company generated net cash from operations in the amount of $902,000 for the six months ending June 30, 1997. The Company has primarily financed its operations to date through public and private sales of equity securities, loans from third parties and capital leases of equipment. The Company completed an initial public offering of its Common Stock in March 1996 (the "Initial Offering") and a second public offering in October 1996 (the "October Offering"), issuing 2,025,000 shares at a price of $8.00 per share and 2,250,000 shares at a price of $9.125 per share, respectively. The proceeds from the public offerings were approximately $32,500,000, net of underwriting discounts and expenses. Upon completion of the Initial Offering, the Company repaid all outstanding principal amounts loaned to the Company by ITC Holding Company, Inc., totaling $3,500,000 of principal and approximately $97,000 in interest. The Company used approximately $9,175,000 or 50% of the net proceeds from the October Offering to pay PSINet in conjunction with a transaction between the Company and PSINet in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"). Total cash used in financing activities for the six months ended June 30, 1997 was approximately $480,000, consisting primarily of cash paid for capital lease obligations and cash paid to PSINet in connection with the PSINet Transaction. Total cash provided from financing activities for the six months ended June 30, 1996 was approximately $13,650,000, consisting primarily of the net proceeds of the Initial Offering.

                 The Company used approximately $3,664,000 in cash for investing activities during the six months ended June 30, 1997 and approximately $7,000,000 during the six months ended June 30, 1996. This investing activity primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the purchased equipment, the Company acquired approximately $3,793,000 of equipment under capital lease agreements in the first six months ended June 30, 1997. There were no capital lease agreements in the first six months of 1996.

                 On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement (the "Monorail Agreement"), pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. The Company paid $560,000 in cash to Monorail, which included a prepayment of $500,000 for potential subscribers to be acquired by the Company pursuant to this agreement (the "Monorail Prepayment"), and $60,000 for estimated expenses incurred by Monorail to include the Company's software on its PCs. The software preparation cost was expensed in 1996. As of June 30, 1997, Monorail had earned $50,000 of the Monorail Prepayment. The Company has the right to require Monorail to reimburse the Company for the remaining balance of the Monorail Prepayment of $450,000. The Company is currently discussing various arrangements in connection with such refund with Monorail and has not yet exercised its right to require reimbursement at this time.

                 In June 1997, the Company entered into various agreements with BellSouth (collectively, the "BellSouth Agreement"), pursuant to which the Company has agreed to purchase certain telecommunications facilities from BellSouth over a term of twenty-four months. The Company estimates the total commitment under the BellSouth Agreement to be approximately $2,700,000 per year. The BellSouth Agreement supercedes the Company's previously negotiated purchase commitments with BellSouth.

                 As of June 30, 1997, the Company had cash on hand of approximately $6,411,000. The Company's significant capital commitments for the remainder of 1997 include approximately $470,000 in principal under a non-interest bearing note issued to PSINet in connection with the

PSINet Transaction and capital expenditures estimated to be approximately $1,710,000. The Company anticipates that it will continue to generate cash flows from operations for the remainder of 1997, in part due to certain discounts available to the Company pursuant to the PSINet Services Agreement.

                 The Company estimates that its cash and financing needs through 1997 will be met by cash on hand, additional capital financing arrangements, and cash flow from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenue, increases in anticipated expenses, or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the third party network services agreements). The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

                 In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have an impact on the Company's financial statements.

                                  P A R T  II

                               OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the 1997 Annual Meeting of Stockholders held on May 28, 1997:

1. Election of two Class I Directors and two Class II Directors to the Board of Directors of the Company. The following votes were cast in the election of directors:

                            CLASS I DIRECTORS                         FOR                     WITHHOLD AUTHORITY
                                                                ---------------               ------------------
                            Michael G. Misikoff                    5,918,998                        17,473
                            O. Gene Gabbard                        5,918,998                        17,473

                            CLASS II DIRECTORS

                            Michael S. McQuary                     5,918,998                        17,473
                            William H. Scott, III                  5,918,868                        17,603

The term of two Class III Directors, Charles M. Brewer and Campbell B. Lanier, III, did not expire at this Annual Meeting and each of them continue to serve as directors of the Company.

2. Proposed Amendment to 1995 Stock Option Plan described in the proxy statement dated April 29, 1997. There were 5,756,017 votes cast for approval of the amendment, 87,039 votes cast against approval of the amendment and 64,490 abstentions. There were 28,925 broker non-votes recorded.

3. Proposed ratification of the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. There were 5,914,444 votes cast for ratification, 9,177 votes cast against ratification and 12,850 abstentions. There were no broker non-votes recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1.   Amendment dated June 6, 1997 to Master Services Agreement dated July 15, 1996 between
                 BellSouthTelecommunications, Inc. and MindSpring Enterprises, Inc.

       * 10.2.   Special Service Arrangement Agreement dated June 1997 between BellSouth Telecommunications, Inc. and
                 MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama,
                 Florida, Kentucky, North Carolina, South Carolina and Tennessee).

         11.     Statement Re: Computation of loss per common share

         27.     Financial Data Schedule (for SEC use only).

    (b)  Reports on Form 8-K
         None.

        *Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MINDSPRING ENTERPRISES, INC.
                                           ----------------------------


                                           (Registrant)





Date:  August 11, 1997                     By:  /s/ Michael S. McQuary
                                                ----------------------
                                           Michael S. McQuary
                                           President and Chief
                                           Operating Officer




Date:  August 11, 1997                     By:  /s/ Michael G. Misikoff
                                                -----------------------
                                           Michael G. Misikoff
                                           Vice President, and Chief Financial
                                           Officer

                               INDEX TO EXHIBITS


               Exhibit                         Exhibit Description                           Sequentially
               Number                          -------------------                           Numbered Page
               ------                                                                        -------------
                10.1.         Amendment dated June 6, 1997 to Master Services
                              Agreement dated July 15, 1996 between
                              BellSouth Telecommunications, Inc. and MindSpring
                              Enterprises, Inc.

               *10.2.         Special Service Arrangement Agreement dated June 1997
                              between BellSouth Telecommunications, Inc. and
                              MindSpring Enterprises, Inc. (a substantially
                              identical contract has been executed for each of
                              Alabama, Florida, Kentucky, North Carolina, South
                              Carolina and Tennessee).

                11.           Statement Re:  Computation of loss per common share

                27.           Financial Data Schedule (for SEC use only).

                * Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.