Form 10-Q
period 1997-09-30
MINDSPRING ENTERPRISES INC
filed 1997-11-14
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from    to
                                                      ----   ----

                         Commission file number 0-27890
                                                -------

                          MINDSPRING ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                58-2113290
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

1430 West Peachtree St. NW, Suite 400, Atlanta, GA                30309
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (404) 815-0770
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                      ----------    ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding at November 11, 1997
                                       --------------------------------

Common Stock at $.01 par value               7,530,731 Shares

Part I - Financial Information

Item 1 - Financial Statements

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                SEPTEMBER 30,1997    DECEMBER 31, 1996
                                                                                -----------------    -----------------
                                                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents....................................................    $  7,317,440        $  9,653,234
   Trade receivables, net ......................................................       2,052,007           1,996,613
   Prepaids and other current assets ...........................................         798,408             853,122
   Inventory ...................................................................          81,499             116,545
                                                                                    ------------        ------------
       Total current assets ....................................................      10,249,354          12,619,514
                                                                                    ------------        ------------

PROPERTY AND EQUIPMENT;
   Computer and telecommunications equipment ...................................      14,737,413          11,509,165
   Assets under capital lease ..................................................       7,589,060           1,472,885
   Other .......................................................................       1,750,714             565,503
                                                                                    ------------        ------------
                                                                                      24,077,187          13,547,553
   Less:accumulated depreciation ...............................................      (4,973,327)         (1,964,231)
                                                                                    ------------        ------------
       Property and equipment, net .............................................      19,103,860          11,583,322
                                                                                    ------------        ------------
OTHER ASSETS:
   Acquired customer base, net .................................................       8,234,698          10,727,268
   Other .......................................................................         231,548             302,273
                                                                                    ------------        ------------
       Total other assets ......................................................       8,466,246          11,029,541
                                                                                    ------------        ------------

                                                                                    $ 37,819,460        $ 35,232,377
                                                                                    ============        ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable.......................................................    $  2,568,487        $  4,119,302
   Other accrued expenses ......................................................       4,262,459           1,284,626
   Current portion of capital lease obligations ................................       1,900,823             656,252
   Current portion of notes payable ............................................       1,687,970             623,922
   Deferred revenue ............................................................       1,609,972             415,881
                                                                                    ------------        ------------

       Current liabilities .....................................................      12,029,711           7,099,983
                                                                                    ------------        ------------

LONG-TERM LIABILITIES:
   Notes payable ...............................................................         592,841           2,042,742
   Capital lease obligations ...................................................       4,292,727             682,571
                                                                                    ------------        ------------
       Total long-term liabilities .............................................       4,885,568           2,725,313
                                                                                    ------------        ------------

       Total liabilities .......................................................      16,915,279           9,825,296
                                                                                    ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 15,000,000 shares authorized and 7,530,531 and 7,477,084 issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively ....................          75,305              74,771
   Additional paid-in-capital ..................................................      35,055,880          34,978,225
   Accumulated deficit .........................................................     (14,227,004)         (9,645,915)
                                                                                    ------------        ------------
     Total stockholders' equity ................................................      20,904,181          25,407,081
                                                                                    ------------        ------------
                                                                                    $ 37,819,460        $ 35,232,377
                                                                                    ============        ============

  The accompanying condensed notes to financial statements are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS                    NINE MONTHS
                                                  ENDED                           ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                           1997            1996           1997             1996
                                      -------------   ------------    ------------    ------------
REVENUE
   Access ..........................   $ 10,857,739    $ 3,911,055    $ 27,266,968    $  6,700,655
   Subscriber start-up fees ........      1,024,888        734,948       2,831,811       1,580,716
   Business services ...............      2,084,655        655,357       5,248,880       1,326,512
                                       ------------    -----------    ------------    ------------
     Total revenue .................     13,967,282      5,301,360      35,347,659       9,607,883
                                       ------------    -----------    ------------    ------------
COSTS AND EXPENSES
   Costs of revenue-recurring ......   $  3,948,466    $ 1,905,802    $ 10,642,041    $  3,202,005
   Costs of subscriber start-up fees        440,058        941,376       1,100,037       1,557,496
   General and administrative ......      5,621,178      2,920,303      15,867,217       5,690,845
   Selling .........................      2,150,222      1,122,686       5,968,692       2,693,097
   Depreciation and amortization ...      2,272,722      1,011,563       6,160,843       1,607,906
                                       ------------    -----------    ------------    ------------
     Total cost and expenses .......     14,432,646      7,901,730      39,738,830      14,751,349

OPERATING LOSS .....................   $   (465,364)   $(2,600,370)   $ (4,391,171)   $ (5,143,466)
INTEREST EXPENSE, NET ..............       (161,160)      (101,330)       (189,918)        (57,447)
                                       ------------    -----------    ------------    ------------

NET LOSS ...........................   $   (626,524)   $(2,701,700)   $ (4,581,089)   $ (5,200,913)
                                       ------------    -----------    ------------    ------------

NET LOSS PER SHARE .................   $      (0.08)   $     (0.53)   $      (0.61)   $      (1.13)
                                       ------------    -----------    ------------    ------------
WEIGHTED AVERAGE
COMMON
 SHARES OUTSTANDING ................      7,528,102      5,138,836       7,508,200       4,588,202
                                       ------------    -----------    ------------    ------------



            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                          1997               1996
                                                                    ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................................................   $(4,581,089)   $ (5,200,913)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
     Depreciation and amortization ...................................    6,160,843       1,607,906
     Changes in operating assets and liabilities:
         Trade receivables ...........................................      (55,394)     (2,485,297)
         Other current assets ........................................       89,760      (1,285,164)
         Trade accounts payable ......................................   (1,550,815)      1,246,190
         Other accrued expenses ......................................    2,977,832       1,870,301
         Deferred revenue ............................................    1,194,091       1,497,964
                                                                        -----------    ------------
           Total adjustments .........................................    2,655,474         843,994
                                                                        -----------    ------------
           Net Cash Provided by (Used in) Operating Activities .......    4,235,228      (2,749,013)
                                                                        -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .............................   (4,415,030)     (7,366,647)
     Purchase of customer base .......................................     (620,249)    (12,473,998)
     Other ...........................................................       33,369        (139,638)
                                                                        -----------    ------------
         Net Cash Used in Investing Activities........................   (5,001,910)    (19,980,283)
                                                                        -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of loan from preferred stockholder .....................            -       1,000,000
     Payments of loan from preferred stockholder .....................            -      (3,500,000)
     Proceeds of notes payable .......................................            -      12,029,000
     Payments of notes payable .......................................     (385,853)              -
     Payments of capital lease obligations ...........................   (1,261,448)              -
     Issuance of common stock ........................................       78,189      14,149,689
                                                                        -----------    ------------
         Net Cash (Used in) Provided by Financing Activities .........   (1,569,112)     23,678,689
                                                                        -----------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS .....................................................   (2,335,794)        949,393
CASH AND CASH EQUIVALENTS, beginning of period .......................    9,653,234         424,834
                                                                        -----------    ------------

CASH AND CASH EQUIVALENTS, end of period.............................   $ 7,317,440    $  1,374,227
                                                                        ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest..........................................   $   493,809    $    136,127
                                                                        ===========    ============
     Cash paid for income taxes......................................   $         -    $          -
                                                                        ===========    ============
SUPPLEMENTAL NON-CASH DISCLOSURES:
     Assets acquired under capital leases............................   $ 6,116,175    $          -
                                                                        ===========    ============



                 The accompanying condensed notes to financial
                    statements are an integral part of these
                                  statements.

                          MINDSPRING ENTERPRISES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

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

4. There was no provision for or cash payment of income taxes for the nine months ended September 30, 1997 and 1996, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1997.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  MindSpring Enterprises, Inc. (the "Company") is a national provider of Internet access. The Company reincorporated in Delaware in December 1995. At September 30, 1997, the Company served a total of approximately 224,000 subscribers.

                  The Company offers local Internet access to subscribers in most major metropolitan areas of the United States, either through Company owned points of presence ("POPs") or through access to third party POPs in accordance with network services agreements between the Company and third party network providers. Currently, the Company has agreements with, and provides services through the network POPs of PSINet, Inc. ("PSINet") and GridNet International, L.L.C. ("GridNet"). Pursuant to the network services agreements between the Company and each of PSINet and GridNet (the "PSINet Services Agreement" and "GridNet Services Agreement," respectively), the Company has the flexibility to offer Internet access in overlapping POP locations through a MindSpring POP, a PSINet or GridNet POP or a combination of all three.

                  The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the quarters ended September 30, 1997 and September 30, 1996, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber start up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. Most of the Company's individual subscribers pay their MindSpring fees automatically by preauthorized monthly charges to the subscriber's credit card.

                  In addition, the Company earns revenue by providing Web-hosting services, full-time dedicated access connections to the Internet and domain registration. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in the statements of operations and the "Results of Operations" table set forth below.

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

                  Prior to the PSINet Services Agreement and the GridNet Services Agreement, as the demand for the Company's services in a particular POP had grown, the Company had been required to invest in additional telecommunications equipment and provide additional local telephone lines for that POP. The third party network services agreements provide the Company the option to evaluate on a POP-by-POP basis whether to continue to develop MindSpring POPs using the Company's capital resources or to conserve capital through utilization of third party POPs for a specified fee. As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties as provided in the PSINet Services Agreement and the GridNet Services Agreement. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs since the full costs of utilizing such network services is included in costs of revenue while a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization. Beginning October 1, 1997 the Company began providing services through new Company owned POPs in California and New York City, markets that were previously served through PSINet POPs. The Company does not currently plan to open a significant number of additional MindSpring POPs during the remainder of 1997. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

                  The following table sets forth certain unaudited financial data for the quarters ended September 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                              RESULTS OF OPERATIONS

                                                          QUARTER ENDED                 QUARTER ENDED
                                                        SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                                         (000'S)       % OF           (000'S)       % OF
                                                                     REVENUE                      REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenue
   Dial-up access to the Internet                    $   10,858            78     $    3,911             74
   Start-up fees                                          1,025             7            735             14
   Business services                                      2,084            15            655             12
                                                     ----------     ---------     ----------      ---------
          Total revenue                                  13,967           100          5,301            100
Costs and expenses:
   Costs of revenue- recurring                            3,949            28          1,906             36
   Costs of revenue- start-up fees                          440             3            941             18
   Selling, general and administrative                    7,771            55          4,043             76
   Depreciation                                           1,213             9            508             10
   Amortization of acquired customer bases                1,060             8            504              9

                                                     ----------     ---------     ----------      ---------
         Total  costs and expenses                       14,433           103          7,902            149
                                                     ----------     ---------     ----------      ---------
Operating loss                                             (466)           (3)        (2,601)           (49)
Interest expense, net                                      (161)           (1)          (101)            (2)
                                                     ----------     ---------     ----------      ---------
Net loss                                                   (627)           (4)        (2,702)           (51)
                                                     ==========                   ==========

PER SHARE DATA:
Net loss per share                                   $    (0.08)                  $    (0.53)
Weighted average common shares outstanding            7,528,102                    5,138,836

OPERATING DATA:

Approximate number of subscribers at end of period      223,800                      117,360
Number of Company employees at end of period
                                                            465                          319




                  Revenue: Revenue for the quarter ended September 30, 1997 totaled approximately $13,967,000, compared to approximately $5,301,000 for the quarter ended September 30, 1996. The approximately 163% increase in period revenue resulted primarily from an increase in subscribers. Revenues from dial-up access to the Internet for the quarter ended September 30, 1997 represented approximately 78% of revenue, compared to approximately 74% of revenue for the same quarter in the prior year. Subscriber start-up fees accounted for approximately 7% of revenue for the quarter ended September 30,

1997, compared to approximately 14% for the quarter ended September 30, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue for the quarter ended September 30, 1997 increased to approximately 15% of total revenue, compared to approximately 12% of total revenue for the quarter ended September 30, 1996. This increase is primarily attributable to the increase in the number of the Company's web hosting customers.

                  Costs of revenue-recurring: For the quarter ended September 30, 1997, costs of revenue-recurring decreased to approximately 28% of total revenue, compared to approximately 36% of total revenue for the quarter ended September 30, 1996. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue from approximately 49% in the third quarter of 1996 to approximately 36% in the third quarter of 1997. Exclusive of $550,000 in discounts received in the third quarter of 1997 pursuant to the PSINet Services Agreement, costs of revenue-recurring would have been approximately 41% of total dial-up revenue for the period, compared to approximately 49% for the quarter ended September 30, 1996. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs in the Company's own network.

                  Costs of revenue-start-up fees: For the quarter ended September 30, 1997, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 18% of total revenue for the quarter ended September 30, 1996, and decreased to approximately 43% of start-up fee revenue for the quarter ended September 30, 1997 compared to approximately 128% of start-up fee revenue for the quarter ended September 30, 1996. The Company had abnormally high customer start-up costs in the third quarter of 1996 due to expenditures for license fees and starter kits related to the acquisition of certain individual subscriber accounts of PSINet. However, the Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base. The decrease in start-up expenses as a percentage of start-up fees resulted from reduced expenditures per new subscriber for licenses and kit materials.

                  Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 55% of revenue for the quarter ended September 30, 1997, compared to approximately 76% of revenue for the quarter ended September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to such costs as employee compensation that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

                  Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 17% of revenue for the quarter ended September 30, 1997, compared to approximately 19% of revenue for the same period in the prior year. Amortization expense for the quarter ended September 30, 1997 was approximately 8% of revenue compared to approximately 9% of revenue for the quarter ended September 30, 1996. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 9% of total revenue for the quarter ended September 30, 1997, compared to approximately 10% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network and the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

                  Interest expense: Interest expense for the quarter ended September 30, 1997 consisted of approximately $258,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset by approximately $97,000 of interest income. For the quarter ended September 30, 1996, the Company had interest expense related to notes payable issued to PSINet of approximately $155,000 and interest income of approximately $54,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS SEPTEMBER 30, 1996

                  The following table sets forth certain unaudited financial data for the nine months ended September 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                              RESULTS OF OPERATIONS

                                                       NINE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                         (000'S)   % OF         (000'S)   % OF
                                                                  REVENUE                REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenue
   Dial-up access to the Internet                    $    27,267     77    $     6,700      69
   Start-up fees                                           2,832      8          1,581      17
   Business services                                       5,249     15          1,327      14
                                                     -----------   ----    -----------    ----
          Total revenue                                   35,348    100          9,608     100
Costs and expenses:
   Costs of revenue- recurring                            10,642     30          3,202      34
   Costs of revenue- start-up fees                         1,100      3          1,558      16
   Selling, general and administrative                    21,836     62          8,384      87
   Depreciation                                            3,048      8          1,104      12
   Amortization of acquired customer bases                 3,113      9            504       5
                                                     -----------   ----    -----------    ----
         Total  costs and expenses                        39,739    112         14,752     154
                                                     -----------   ----    -----------    ----
Operating loss                                            (4,391)   (12)        (5,144)    (54)
Interest expense, net                                       (190)    (1)           (57)      0
                                                     -----------   ----    -----------    ----
Net loss                                                  (4,581)   (13)        (5,201)    (54)
                                                     ===========           ===========

PER SHARE DATA:
Net loss per share                                   $     (0.61)          $     (1.13)
Weighted average common shares outstanding             7,508,200             4,588,202


OPERATING DATA:
Approximate number of subscribers at end of period       223,800               117,360
Number of Company employees at end of period                 465                   319




                  Revenue: Revenue for the nine months ended September 30, 1997 totaled approximately $35,348,000, compared to approximately $9,608,000 for the nine months ended September 30, 1996. The approximately 268% increase in period revenue resulted primarily from an increase in subscribers. Revenue from dial-up access to the Internet for the nine month period ended September 30, 1997 represented approximately 77% of revenue, compared to approximately 69% of revenue for the same period in the prior year. Subscriber start-up fees accounted for approximately 8% of revenue for the nine months ended September 30, 1997, compared to approximately 17% for the nine months ended September 30, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue increased slightly as a percentage of total revenue representing approximately 15% of revenue for the nine months ended September 30, 1997, compared to approximately 14% for the nine months ended September 30, 1996.

                  Costs of revenue-recurring: For the nine months ended September 30, 1997, costs of revenue-recurring decreased to approximately 30% of total revenue as compared to approximately 34% of total revenue for the nine months ended September 30, 1996. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue from approximately 48% in the first nine months of 1996 to approximately 39% in the first nine months of 1997. Exclusive of $1,450,000 in discounts received in the first nine months of 1997 pursuant to the PSINet Services Agreement, costs of revenue-recurring would have been approximately 44% of total dial-up revenue for the period, compared to approximately 48% for the nine months ended September 30, 1996. This decrease of the cost of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced Actwork costs in the Company's own Actwork.

                  Costs of revenue-start-up fees: For the nine months ended September 30, 1997, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 16% of total revenue for the nine months ended September 30, 1996, and decreased to approximately 39% of start-up fee revenue for the nine months ended September 30, 1997, compared to approximately 99% of start-up fee revenue for the nine months ended September 30, 1996. The company had abnormally high customer start-up costs in the third quarter of 1996 due to the expenditures for license fees and starter kits related to the acquisition of certain individual subscriber accounts of PSINet. However, the Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base. The decrease in start-up expenses as a percentage of start-up fees resulted from reduced expenditures per new subscriber for licenses and kit materials.

                  Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 62% of revenue for the nine months ended September 30, 1997, compared to approximately 87% of revenue for the nine months ended September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to such costs as employee compensation that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

                  Depreciation and amortization: Amortization expense increased for the nine months ended September 30, 1997 to approximately 9% of revenue from approximately 5% of revenue for the nine months ended September 30, 1996. This increase resulted from the large number of subscribers added in the third quarter of 1996 in connection with the acquisition of certain individual subscriber accounts of PSINet. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 8% of total revenue for the nine months ended September 30, 1997, compared to approximately 12% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network and the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

                  Interest expense: Interest expense for the nine months ended September 30, 1997 consisted of approximately $494,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset by $304,000 of interest income. For the nine months ended September 30, 1996, the Company had interest expense of approximately $247,000 which primarily related to a credit facility that was repaid in March 1996 and a note payable issued to PSINet, offset by approximately $190,000 of interest income.

LIQUIDITY AND CAPITAL RESOURCES

                The Company generated net cash from operations in the amount of $4,235,000 for the nine months ending September 30, 1997 versus using cash of approximately $2,749,000 to support operating activities during the nine months ended September 30, 1996. The operating cash flow has been used in the current period primarily to cover the Company's investing activities of approximately $5,002,000 primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the purchased equipment, the Company acquired approximately $6,116,000 of equipment under capital lease agreements in the first nine months ended September 30, 1997. There were no capital lease agreements for the nine months ended September 30, 1996. The Company also used approximately $620,000 for customer bases acquired during the nine months ended September 30, 1997. The Company's primary financing activities of approximately $1,569,000 for the nine months ended September 30, 1997 consisted of cash paid for capital lease obligations and cash paid to PSINet in connection with a transaction between the Company and PSINet in 1996 in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"). Total cash provided from financing activities for the nine months ended September 30, 1996 was approximately $23,679,000, consisting primarily of the net proceeds of the Company's initial public offering in March 1996.

                  On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. The Company provided a $500,000 prepayment to Monorail for potential subscribers to be acquired by the Company pursuant to this agreement (the "Monorail Prepayment"). As of September 30, 1997, Monorail had earned approximately $65,000 of the Monorail Prepayment. Monorail may continue to offset the Monorail Prepayment by referring subscribers to the Company, or may repay all or part of the balance of the Monorail Prepayment at any time. The Company has agreed to accept warrants to purchase Monorail stock in lieu of interest on the balance of the Monorail Prepayment outstanding.

                  In June 1997, the Company entered into various agreements with BellSouth (collectively, the "BellSouth Agreement"), pursuant to which the Company has agreed to purchase certain telecommunications facilities from BellSouth over a term of twenty-four months. The Company estimates the total commitment under the BellSouth Agreement to be approximately $2,700,000 per year.

                  As of September 30, 1997, the Company had cash on hand of approximately $7,317,000. The Company's significant capital commitments for the remainder of 1997 and to the end of 1998 include approximately $2,281,000 in principal under a non-interest bearing note issued to PSINet in connection with the PSINet Transaction. The Company anticipates that it will continue to generate cash flows from operations for the remainder of 1997 and into 1998. The Company estimates that its cash and financing needs into 1998 will be met by cash on hand, additional capital financing arrangements, and cash flow from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenue, increases in anticipated expenses, or significant acquisition opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets (including those accessible pursuant to the third party network services agreements). The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  MINDSPRING ENTERPRISES, INC.
                                  ----------------------------
                                  (Registrant)

Date:  November 11, 1997          By:  /s/ Michael S. McQuary
                                       ------------------------------
                                  Michael S. McQuary
                                  President and Chief
                                  Operating Officer

Date:  November 11, 1997          By:  /s/ Michael G. Misikoff
                                       ------------------------------
                                  Michael G. Misikoff
                                  Vice President, and Chief Financial
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