Form 10-K
period 1997-12-31
MINDSPRING ENTERPRISES INC
filed 1998-03-30
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1997    Commission file number 0-27890

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


                                 (404) 815-0770
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                              -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [     ]

Based upon the closing price of the registrant's Common Stock as of March 23, 1998 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $276,024,426.*

The number of shares of Common Stock outstanding as of March 23, 1998 was 7,556,630.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1998, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
   Part III, Items 10 - 13 of this Form 10-K.

---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's Common Stock are considered to be affiliates.

         TABLE OF CONTENTS

                                                                                                           Page
PART I           Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                 Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19
                 Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .          19
                 Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . .          19

PART II          Item 5.     Market for Registrant's Common Stock and
                             Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .          19
                 Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .          21
                 Item 7.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations  . . . . . . . . . . . . . . . . .          22
                 Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . .          28
                 Item 9.     Changes in and Disagreements With Accountants on
                             Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . .          28

PART III         Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . .          28
                 Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .          29
                 Item 12.    Security Ownership of Certain Beneficial Owners
                             and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29
                 Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . .          29

PART IV          Item 14.    Exhibits, Financial Statement Schedules, and Reports
                             on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32

INDEX TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-1

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . .         S-1



                                       I

Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Such statements include management's expectations and objectives regarding the Company's future financial position, operating results and business strategy. These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include those set forth under the caption "Business--Risk Factors" and elsewhere in this Form 10-K. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1.          BUSINESS

GENERAL

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a national Internet access provider that focuses on serving individual subscribers, including individuals with little or no prior on-line experience. MindSpring provides easy-to-use Internet access by offering customized software, reliable network facilities, and responsive customer support. The Company believes that there is a growing and unsatisfied demand for high-quality Internet access for individuals. Trends contributing to this growth in demand include the heightened consumer awareness of the Internet, the increasing number of individuals who have computers with modems, and the expanding diversity of information, entertainment, and commercial offerings available on the Internet. Management believes that few, if any, of the Company's major competitors have developed a comparable level of service quality and customer support for individual subscribers and that by targeting individual subscribers, rather than attempting to serve all segments of the Internet access market, MindSpring can continue to increase its subscriber base rapidly while maintaining superior-quality service.

         At December 31, 1997, the Company served a total of approximately 278,300 subscribers. The Company offers local Internet access to subscribers in most major metropolitan areas of the United States, either through company-owned points of presence ("POPs") or through access to third-party POPs in accordance with network services agreements between the Company and third-party network providers. Currently, the Company has agreements with and provides services through the network POPs of PSINet, Inc. ("PSINet") and GridNet International, L.L.C. ("GridNet"). Pursuant to the network services agreements between the Company and PSINet and GridNet (the "PSINet Services Agreement" and "GridNet Services Agreement," respectively), the Company has the flexibility to offer Internet access in overlapping POP locations through a MindSpring POP, a PSINet or GridNet POP, or a combination of all three. Company-owned POPs, which served approximately 207,000 subscribers as of December 31, 1997, are located primarily in the southeastern United States, New York City, and California. Management believes that as a result of the Company's reputation for reliability and high quality, MindSpring has become recognized as a leading national provider of high-quality Internet access services to individual subscribers.

CUSTOMER SUPPORT

         MindSpring believes that excellent customer support is critical to its success in retaining existing subscribers and in attracting new subscribers. MindSpring currently provides customer support through a call center located at its headquarters, which is open for service from 7:00 a.m. until 2:00 a.m. eastern time seven days a week (excluding holidays), and through a call center near Harrisburg, Pennsylvania (the "Harrisburg facility"), which is open for service 24 hours a day, seven days a week (excluding holidays).
Subscribers can call these centers through a local Atlanta telephone number or a toll-free "800" number. Subscribers can also e-mail their questions directly to a customer support address at the Company. In addition, the Company maintains MindSpring-specific newsgroups on the Internet where subscribers can post requests for help and other subscribers, as well as MindSpring support personnel, can respond. As of December 31, 1997, the Company had a staff of over 301 customer support employees.

SALES AND MARKETING

         The Company believes that the market for individual Internet access is heavily influenced by person-to-person referrals. Accordingly, the Company's marketing efforts have been geared, among other things, toward generating positive referrals and stimulating subscriber growth and retention by providing an exceptionally high-quality service to its existing subscribers. The Company also offers a $10 credit to existing subscribers each time a new subscriber names the existing subscriber as the referral source. During 1996 and 1997, a significant number of the Company's new subscribers (not including the subscriber accounts obtained through acquisitions) indicated that an existing subscriber referred them.

         In addition to encouraging referrals from existing subscribers, the Company has attempted to establish a nationwide presence and nationwide name recognition through moderate amounts of print publication, radio, and direct mail advertising and by pursuing nationwide strategic alliances available to the Company as a result of the Company's nationwide access and reputation for reliability and high quality. Such nationwide marketing opportunities may include, among others, entering into large-scale bundling arrangements with complementary products, such as computers, software products, multimedia books, and CD-ROM merchandise, and seeking strategic alliances available with complementary businesses operating in its service areas, such as Internet-oriented training organizations and consulting firms, World Wide Web content developers, computer networking firms, media companies, telecommunications companies, local area network and World Wide Web consulting companies, and other Internet access companies that specialize in providing dedicated connections. Such alliances are of varying natures and terms. The Company seeks to forge these alliances through:

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

         Speaking appearances and presentations. MindSpring marketing personnel spend considerable time meeting with and making presentations to groups representing potential subscribers, such as computer user associations, high-technology business associations, and educational institutions.

         The Company also intends to continue to expand its marketing and distribution efforts by exploiting newly available marketing opportunities as well as traditional advertising media. The Company will continue to closely monitor the results of its marketing techniques as part of an ongoing effort to increase the cost-effectiveness of its marketing efforts.

         The Company has attempted to maintain a high degree of personal contact with the communities that it serves, and the Company has a staff of regional managers who are responsible for generating interest in MindSpring in these communities. The Company plans to continue these efforts in the southeastern United States, New York and California and to selectively expand them to include key metropolitan areas in other regions of the country.

         Sales are consummated by the Company's telephone sales force, which responds to incoming subscription inquiries, as well as through an on-line sign-up procedure. The on-line registration module, which is available in the Company's retail software package, through the Company's Web site and through various Original Equipment Manufacturer ("OEM") arrangements, enables a user to become a MindSpring subscriber by selecting service plans and billing methods on-line, without the need to speak to a MindSpring employee.

MINDSPRING SERVICES

         MindSpring's primary subscribers are individuals within local dialing range of one of the MindSpring or third-party provider POPs and Web-hosting service subscribers. The Company's objective is to offer its service in a way that enables subscribers to have a positive experience with MindSpring and the Internet, even if they are not expert computer users or have no on-line experience. Accordingly, the Company provides extensive customer support services, helpful and easily understood documentation, and a software starter kit that is designed to be easy to install and easy to use and that supports both Windows and Macintosh users.

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

         The Works. For $26.95 per month, individual subscribers receive unlimited use (not intended to be a full-time connection) as well as 10MB of Web space, a personal Web page editor that lets subscribers create and upload their own Web pages, and two additional mailboxes.

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

         Light. Subscribers pay $6.95 per month for 5 hours of use and $2 per hour for each additional hour. Subscribers also receive 5MB of Web space.

         The Company has also established a discount program for organizations that open a group of at least ten individual accounts. The Company expects that the typical user of this program will be a corporation or other organization that wishes to purchase Internet access for its employees.

         Substantially all of the Company's subscribers are on month-to-month subscriptions. The Company offers a 30-day money-back satisfaction guarantee for new subscribers. Billing is made to the majority of subscribers by automatic charges to subscribers' credit cards each month in advance, although some subscribers are invoiced (for an extra charge). Subscribers, as well as the Company, may cancel an account at any time, with the cancellation taking effect as of the first day of the following month. Certain provisions in the Company's standard form of service agreement may limit the Company's liability in connection with a subscriber's use of the Company's services.

         A user who is within local dialing range of one of the MindSpring POPs or a third-party provider POP can access the Internet with a local telephone call. The Company also offers access to its services through an "800" number for an additional charge. All dial-up subscribers can connect to the MindSpring network (including the third-party provider POPs) via modem at speeds up to 36.6 Kbps. Subscribers who access the Company's network through a MindSpring POP and who use the latest-generation U.S. Robotics modem can connect at speeds up to 56 Kbps. In some cities that the Company serves, individual subscribers, except subscribers to the Unlimited Access plan, can also choose to connect via ISDN at 64 Kbps or 128 Kbps. There is a one-time extra start-up fee of $25 for ISDN users who subscribe to the Standard and Light plans; otherwise, ISDN pricing is the same as for modem subscribers. All dial-up subscribers, except subscribers to the Unlimited Access plan, also have the option of using MindSpring servers to publish information on the Internet through the World Wide Web or FTP. MindSpring subscribers may use the space made available on MindSpring's servers to make World Wide Web pages or computer files available to the Internet.

         Web-Hosting. MindSpring also offers Web-hosting accounts for companies and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web-hosting subscribers can use their own domain names in their World Wide Web addresses. This type of Web hosting is sometimes called "virtual hosting." Web-hosting subscribers are responsible for building their Web sites themselves and then uploading the pages to a MindSpring Web server. The Company's Web-hosting service features state-of-the-art Web servers for high speed and reliability, a high-quality connection to the Internet, specialized customer support, advanced services features, such as secure transactions and VRML (Virtual Reality Markup Language, a feature which allows Web site visitors to navigate through a three-dimensional "virtual" world), and detailed statistical reporting on hits to the site. Average monthly fees for Web-hosting accounts are approximately $60. MindSpring had approximately 9,360 Web-hosting subscribers as of December 31, 1997.

         Other Services. MindSpring also offers other Internet-related services to its subscribers, including Web page design and colocation services. In the fourth quarter of 1997, the Company began to offer Web page design services to its subscribers by offering four standard design packages from which a subscriber can choose. The subscriber provides the text for the Web site, and custom design work is available from the Company, including logo design, additional html pages, and database integration. The Company also offers colocation services at its headquarters in Atlanta for subscribers who want to maintain their own Web servers in MindSpring's state-of-the-art telephony environment and to receive a high-speed, full-time connection to the Internet. MindSpring's colocation services include 24-hour security monitoring, an uninterrupted power supply (UPS), climate control, remote access for the subscriber, tape swap, and secure tape storage. The Company also offers dedicated access connections to the Internet and domain registration.

NETWORK INFRASTRUCTURE

         Geographic Coverage. As of December 31, 1997, MindSpring offered Internet access service through MindSpring POPs and through third-party provider POPs located in 45 states and the District of Columbia.

         The MindSpring Network. Users located within local dialing range of a MindSpring POP connect to the POP through telephone lines provided by the local telephone company. Each MindSpring POP generally connects to the Company's Atlanta hub, or directly to the Internet, via a leased data communication line. The equipment located in the remote POPs consists primarily of a router, rack-mounted terminal servers, and modems.

         In order to continue to build its base of individual dial-up subscribers, the Company intends to continue to evaluate the need to expand existing MindSpring POPs, to open new MindSpring POPs, and to place servers in remote locations to optimize network traffic. The number and location of additional POPs that the Company may actually open depend on such factors as subscriber demand, relative costs of telecommunications facilities, competitive considerations, and other factors, including the ability to provide service through access to third-party POPs.

         MindSpring's network hub is currently connected to the Internet through leased data communications lines from Internet backbone providers that carry data traffic for MindSpring and other subscribers and deliver it either to its end destination (if that destination is connected directly to their networks) or to the Internet gateway points where the traffic is routed onward to its ultimate destination. As MindSpring grows, it will need to increase the bandwidth of its connection to the rest of the Internet. This may be done through increasing the bandwidth of the Company's connections through current providers, by adding new connections through other providers, or by establishing leased line connections directly to the Internet gateway points.

         The Company maintains a Network Management Center at its Atlanta headquarters through which the Company's technical staff monitors network traffic, service quality, and security, as well as equipment at individual POPs, to ensure reliable Internet access. The Network Management Center is staffed 24 hours a day, 7 days a week. In addition, the Company is continuing to invest in improved network monitoring software and hardware systems.

         MindSpring Connection to Third-Party Providers. In addition to its MindSpring POPs, the Company provides Internet access to its subscribers through a nationwide network resulting from service agreements with PSINet and GridNet. The Company believes that these arrangements enable it to provide Internet access services on a nationwide basis while reducing capital expenditures. However, the Company intends to maintain the flexibility to expand or open MindSpring POPs or make other capital investments as and where subscriber demand or strategic considerations warrant.

MINDSPRING SOFTWARE

         An important component of the Company's offering for dial-up subscribers is the MindSpring starter kit. The starter kit includes the MindSpring installation program, front-end software and documentation, an on-line registration module (retail version only), network software that enables a subscriber to connect to the Internet, and application programs. See "Subscriber Applications."

         The Company's objectives in developing and providing this starter kit are to:

         Simplify installation. The MindSpring software package automatically configures all the individual Internet access programs after one-time entry by the user of a few required fields of information (name, user name, password, etc.).

         Provide a convenient and intuitive starting place for subscribers.
The MindSpring front-end software allows subscribers to connect and disconnect, see any current messages from

MindSpring, check their monthly usage, see if they have any E-mail, and launch any of their Internet application programs, all from one screen. "Help" files and the accompanying documentation contain information on troubleshooting and things to do on the Internet.

         Enhance efficiency of the Company's support services. High-quality software with which the Company's customer support representatives are familiar makes it easier for the Company to provide fast and efficient customer support. Software that is reliable and easy to install and use also tends to reduce subscriber need for extensive customer support services.

         Provide state-of-the-art applications. The Company uses already-existing applications in its software package. MindSpring believes that this approach will enable it to include state-of-the-art software in its package and to keep pace with technology developments by replacing applications with newer or better programs as they become available without diverting resources by attempting to develop new applications programs.

SUBSCRIBER APPLICATIONS

         MindSpring subscribers use their accounts for communicating, retrieving information, and publishing information on the Internet. In Company surveys of its subscribers, a substantial number of the Company's individual subscribers report that they use their MindSpring accounts for personal as well as business purposes. The subscriber's MindSpring connection is a direct PPP connection, enabling subscribers to use any standard Internet-capable software that will run on their computers. A complete set of the most popular Internet applications are part of the MindSpring starter kit software package, including:

         Electronic Mail. E-mail allows subscribers to exchange electronic messages with anyone else who has an Internet e-mail address. These messages are usually text only but can also include other kinds of computer files (such as images, computer programs, or word processing documents), which are sent as attachments. The Company's software package includes the Eudora Light E-mail application.

         The World Wide Web. The World Wide Web allows a multimedia presentation of material (i.e., text, graphic, sound, and video). Users can move from one World Wide Web site to another by clicking on hypertext links and can interact with the World Wide Web information providers through typed input. The software programs that allow users to explore the World Wide Web are known as "browsers." The browser applications currently included in the Company's software package are Microsoft's Internet Explorer for use with computers running Windows software, and Nescape Navigator for use with Macintosh computers.

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

         Internet Relay Chat. Internet Relay Chat allows users to participate in chat sessions, in which typed comments from all participants appear on the screen, allowing simultaneous multiperson real-time conversations.

         The Company has obtained permission and, in certain cases, licenses from each manufacturer of the software that the Company bundles in its front-end software product for Windows and Macintosh subscribers. See "Proprietary Rights."

BILLING AND MANAGEMENT INFORMATION SYSTEMS

         Most of the Company's individual subscribers pay their MindSpring fees automatically by credit card each month. The Company generally sends monthly invoices to commercial accounts with multiple users. Billing calculations and payment transactions are managed on the Company's automated billing system.
The Company expects to continue to modify and upgrade its billing system as needed in order to maintain its ability to bill and collect amounts due and to be responsive to changes in the market.

PROPRIETARY RIGHTS

         General. Although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights, the Company's success and ability to compete are dependent in part upon its technology. The Company relies on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect its technology. It is the Company's policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company must be kept confidential and not disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         Licenses. The Company has obtained authorization to use the products of each manufacturer of software that the Company bundles in its front-end software product for Windows and Macintosh subscribers. The particular applications included in the MindSpring starter kit have, in some cases, been licensed. The Company currently intends to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. The Company may also want or need to license other applications in the future. License fees charged to the Company upon enrollment of additional subscribers are included in the cost of subscriber start-up fees. Other applications included in the MindSpring starter kit are shareware that the Company has obtained permission to distribute or that are from the public domain and are freely distributable. MindSpring developed the front-end software programs in MindSpring's starter kit for Windows, Win95, and Macintosh.

COMPETITION

         The market for the provision of Internet access to individuals is extremely competitive and highly fragmented. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company believes that the primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, pricing, easy-to-use software, and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, and results of operations.

         The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. In addition, every local market the Company has entered or intends to enter is served by multiple local Internet access providers. The Company currently competes or expects to compete with the following types of Internet access providers: (i) national commercial Internet access providers, such as EarthLink Network, Inc., (ii) established on-line commercial information service providers, such as America Online, Inc.,
(iii) numerous regional and local commercial Internet access providers which vary widely in quality, service offerings, and pricing, (iv) cable operators,
(v) national long-distance carriers, such as AT&T Corp. and MCI Communications Corporation, (vi) regional telephone companies, (vii) computer hardware and software and other technology companies, such as International Business Machines Corporation and Microsoft Corp, and (viii) nonprofit or educational Internet access providers.

         The Company believes that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market. In addition, as consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition for the Company. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with their Internet access services, reducing the overall cost of their Internet access solutions and significantly increasing price pressures on the Company. The ability of the Company's competitors to enter into strategic alliances or joint ventures or to bundle services and products with Internet access could also put the Company at a significant competitive disadvantage. Competition could result in increased selling and marketing expenses, related subscriber acquisition costs, and increased subscriber attrition, all of which could adversely affect the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to offset the effects of any such increased costs through an increase in the number of its subscribers or higher revenue from enhanced services or that the Company will have the resources to continue to compete successfully.

         Moreover, the Company faces competition from companies that provide connections to consumers' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. For example, technologies have been developed to enable cable television operators to offer high-speed Internet access through their cable facilities. These broadband technologies promise significantly higher access rates than existing modem speeds. Such companies could include Internet access in their basic bundle of services or could offer such access for a nominal additional charge and could prevent the Company from delivering Internet access through the wire and cable connections that such companies own. Any such developments could materially adversely affect the Company's business, financial condition, and results of operations.

         The Company does not currently compete internationally. To the extent that the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, the Company may be at a competitive disadvantage relative to other competitors.

GOVERNMENT REGULATION

         The Company provides Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. The Company, as an Internet access provider, is not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other agency, other than regulations applicable to businesses generally. However, the Company could become subject in the future to regulations by the FCC and/or other regulatory commissions as a provider of basic telecommunications services.

         Such regulations could affect the charges that the Company pays to connect to the local telephone network or for other purposes. Currently, Internet access providers, such as the Company, are not required to pay carrier access charges. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. Access charges have been a matter of continuing dispute, with long-distance companies complaining that the rates are substantially in excess of cost and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. In May 1997, the FCC reaffirmed its decision that Internet access providers should not be required to pay carrier access charges. In a related order, the FCC also concluded that Internet access providers should not be required to contribute to a new universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as enhanced communications systems for schools, libraries, and certain health care providers. As a result, unlike telecommunications carriers and other telecommunications providers, Internet access providers will not have to contribute a percentage of their revenues to the federal universal service fund and are not likely to be required to contribute to similar funds being established at the state level. However, both the access charge and universal service treatment of Internet access providers are the subjects of further proceedings and could change. Telephone companies are actively seeking reconsideration or reversal of the FCC decisions, and their arguments are gaining more support as Internet-based telephony begins to compete with conventional telecommunications companies.
The Company is not in a position to predict how these matters will be resolved, but it could be adversely affected if, in the future, it and other Internet access providers are required to pay access charges or contribute to universal service support.

         The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. Although no claims seeking to impose such liability have been asserted against the Company to date, there can be no assurance that such claims will not be asserted in the future or, if asserted, will not be successful. As the law in this area develops, the potential imposition of liability upon the Company for information carried on and disseminated through its network could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of contesting any such asserted claims or the consequent imposition of liability could materially adversely affect the Company's business, financial condition, and results of operations.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing, and copyright infringement. The Company cannot predict the impact, if any, that any future regulatory changes or developments may have on its business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication, costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business, financial condition, and results of operations.

RISK FACTORS

         Limited Operating History; Operating Losses. The Company was incorporated on February 24, 1994 and commenced offering Internet access in June 1994. The Company has experienced operating losses since its inception, although it generated positive cash flows from operations during 1997 and had its first profitable quarter in the fourth quarter of 1997. The Company has had net losses of approximately $1,959,000, $7,612,000, and $4,083,000 for the years ended December 31, 1995, 1996, and 1997, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $13,729,000. The Company's ability to maintain profitability and positive cash flow is dependent upon a number of factors, including the Company's ability to increase revenue while reducing per subscriber costs by achieving economies of scale. There can be no assurance that the Company will be successful in increasing or maintaining revenue or achieving or sustaining economies of scale and positive cash flow in the future, and any such failure could have a material adverse effect on the Company's business, financial condition, and results of operations. See "-- Factors Affecting Operating Results; Potential Fluctuations in Quarterly Results," and "Business -- Competition."

         Dependence on Third-Party Providers. The Company provides Internet access exclusively through third-party POPs in a significant number of markets. PSINet's or GridNet's inability or unwillingness to provide POP access to MindSpring's subscribers or the Company's inability to secure alternative POP arrangements upon partial or complete termination of either the PSINet Services Agreement or the GridNet Services Agreement or other loss of access to such POPs could significantly limit the Company's ability to provide Internet access to its subscribers and could limit the Company's ability to further expand nationally, which could, in turn, have a material adverse effect on the Company's business, financial condition, and results of operations. Other than its intention to retain the flexibility to open new MindSpring POPs on an as-needed basis, the Company does not currently have any plans or commitments with respect to such alternative POP arrangements. There can be no assurance that any such alternative arrangements will be available if and when the Company requires them or, if available, that such arrangements will be on terms acceptable to the Company.

         Pursuant to the PSINet Services Agreement and the GridNet Services Agreement, the Company expects to continue to rely on PSINet and GridNet to provide connectivity to MindSpring subscribers through their respective networks of POPs. The future success of the Company's business will depend, in part, on the capacity, reliability, and security of PSINet's and GridNet's network infrastructures, over which the Company has no control. In the event of disruptions in PSINet's or GridNet's network, the Company may have no means of replacing these services on a timely basis or at all in the event of such disruption. Any accident, incident, system failure, or discontinuance of operations involving PSINet's or GridNet's network that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its subscribers and, in turn, on the Company's business, financial condition, and results of operations. See "-- Dependence on Network Infrastructure; Capacity; Risk of System Failure"; "-- Dependence on Telecommunications Carriers and Other Suppliers" and "-- Security Risks."

         Factors Affecting Operating Results; Potential Fluctuations in Quarterly Results. The Company's future success depends on a number of factors, many of which are beyond the Company's control. These factors include, among others, the rates of and costs associated with new subscriber acquisition, subscriber retention, capital expenditures, and other costs relating to the expansion of operations; the timing of new product and service announcements; changes in the Company's pricing policies and those of its competitors; market acceptance of new and enhanced versions of the Company's products and services; changes in operating expenses; changes in the Company's strategy; personnel changes; the introduction of alternative technologies; the viability of the Company's arrangements with PSINet and GridNet under their services agreements; and the effect of potential acquisitions, increased competition in the Company's markets, and other general economic factors.

         The Company's operating results, cash flows, and liquidity may fluctuate significantly in the future. The Company's revenue depends on its ability to attract and retain subscribers who purchase access on a month-to-month basis. MindSpring generally offers its new subscribers a 30-day money-back satisfaction guarantee, and subscribers have the option of discontinuing their service at the end of any given month for any reason. The Company's expense levels are based, in part, on its expectations as to future revenue. To the extent that revenue is below expectations, the Company may be unable or unwilling to reduce expenses proportionately, and operating results, cash flows, and liquidity are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results and/or growth rate will be below the expectations of public market analysts and investors. In such event, the price of the common stock will likely be materially adversely affected.

         Risks Associated With Additional Acquisitions and Purchases of Subscriber Accounts. As part of its business strategy, the Company will continue to evaluate additional strategic acquisitions of businesses and subscriber accounts principally relating to its current operations. Such transactions commonly involve certain risks, including, among others, the difficulty of assimilating the acquired operations and personnel; the potential disruption of the Company's ongoing business; the possible inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's service offerings and to maintain uniform standards, controls, procedures, and policies; the risks of entering markets in which the Company has little or no direct prior experience; and the potential impairment of relationships with employees and subscribers as a result of changes in management. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with future transactions. In addition, any such transactions could materially adversely affect the Company's operating results due to dilutive issuances of equity securities, the incurrence of additional debt, and the amortization of expenses related to goodwill and other intangible assets, if any.

         Management and Risks of Growth. The rapid execution necessary for the Company to fully exploit the market for its products and services requires an effective planning and management process. MindSpring's rapid growth is placing, and is expected to continue to place, a significant strain on the Company's managerial, operational, and financial resources. In order to effectively manage its operations, the Company will be required to continue to implement and improve its operational, financial, and management information systems and to attract, identify, train, integrate, and retain qualified personnel. These demands will require the addition of new management personnel and the development of additional expertise by existing management. In particular, the successful integration of newly acquired assets and the implementation of a nationwide strategy and network will require close monitoring of service quality (particularly through third-party POPs) and, to the extent management deems necessary, identification and acquisition of physical sites, acquisition and installation of necessary equipment and telecommunications facilities, implementation of marketing efforts in new as well as existing locations, employment of qualified personnel to provide technical and marketing support for such sites, and continued expansion of the Company's managerial, operational, and financial resources to support such development. The demands on the Company's customer support resources have grown rapidly due to the Company's rapidly expanding subscriber base. There can be no assurance that the Company's customer support or other resources will be sufficient to manage any future growth in the Company's business or that the Company will be able to implement its expansion program in whole or in part.

         Dependence on Network Infrastructure; Capacity; Risk of System Failure. The future success of the Company's business will depend on the capacity, reliability, and security of its network infrastructure, including the third-party POPs. The Company will have to expand and adapt its network infrastructure as the number of subscribers and the amount and type of information they wish to transfer increase. Such expansion and adaptation of the Company's network infrastructure will require substantial financial, operational, and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all.

          Capacity constraints have occurred and may occur in the future, both at the level of particular POPs (affecting only subscribers attempting to use the particular POP) and in connection with systemwide services (such as E-mail and news group services). From time to time, the Company has experienced delayed delivery from suppliers of new telephone lines, modems, terminal servers, and other equipment. If delays of this nature are severe, all incoming modem lines may become full during peak times, resulting in busy signals for subscribers who are trying to connect to MindSpring. Similar problems can occur if the Company is unable to expand the capacity of its information servers (for E-mail, news, and the World Wide Web) fast enough to keep up with demand from the Company's rapidly expanding subscriber base.
If the capacity of such servers is exceeded, subscribers will experience delays when trying to use a particular service. Further, if the Company does not maintain sufficient bandwidth capacity in its network connections, subscribers will perceive a general slowdown of all services on the Internet. While the Company's objective is to maintain substantial excess capacity, any failure of the Company to expand or enhance its network infrastructure on a timely basis or to adapt it to an expanding subscriber base, changing subscriber requirements, or evolving industry standards could materially adversely affect the Company's business, financial condition, and results of operations. In addition, while the third-party providers are contractually obligated to provide commercially reliable service to MindSpring's subscribers with a significant assurance of accessibility to the Internet, there can be no assurance that such services or Internet access will meet the Company's requirements, which could materially adversely affect the Company's business, financial condition, and results of operations. In order to protect the service levels for current members, the Company will sometimes temporarily delay adding new subscribers in cities experiencing significant capacity constraints until such capacity constraints can been alleviated.

         The Company's operations and services are dependent on the extent to which the computer equipment of the Company and its third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of the Company's computer equipment, including critical equipment dedicated to its Internet access services, is located at a single facility in Atlanta, Georgia. A significant amount of critical equipment is also located at the Harrisburg facility. Despite precautions taken by the Company and its third-party network providers (over which the Company has no control), the occurrence of a natural disaster or other unanticipated problems at the Company's headquarters, network hub, the Harrisburg facility, or a MindSpring or third-party network provider POP could cause interruptions in the services provided by the Company. In addition, failure of the Company's telecommunications providers to provide the data communications capacity required by the Company as a result of a natural disaster, or operational disruption or for any other reason could cause interruptions in the services provided by the Company. See "Business -- Network Infrastructure." The Company does not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, or system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's ability to provide Internet services to its subscribers and, in turn, on the Company's business, financial condition, and results of operations.

         Dependence on Telecommunications Carriers and Other Suppliers. The Company relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The Company also relies on its third-party network providers to provide connectivity to MindSpring subscribers through their networks of POPs. The Company is subject to potential disruptions or capacity constraints in these telecommunications services and may have no means of replacing these services, on a timely basis or at all, in the event of such disruption or capacity constraints. In addition, local phone service is sometimes available only from the local monopoly telephone company in each of the markets served by the Company. Management believes that the 1996 Telecommunications Act generally will lead to increased competition in the provision of local telephone service, but the Company cannot predict the timing or extent of any such developments or the effect thereof on pricing or supply.

         The Company is dependent on certain third-party suppliers of hardware components. Certain components used by the Company in providing its networking services are currently acquired from only one source, including modems and terminal servers manufactured by 3Com, Inc. and high-performance routers manufactured by Cisco Systems, Inc. Expansion of network infrastructure by the Company and others is placing, and will continue to place, a significant demand on the Company's suppliers, some of which have limited resources and production capacity. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities, at the quality levels and at the times required by the Company, or at all. The Company's inability to develop alternative sources of supply, if required, could result in delays and increased costs in expanding the Company's network infrastructure.

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

         Security Risks. Despite the implementation of security measures, both MindSpring's and its third-party network providers' infrastructures are vulnerable to computer viruses or similar disruptive problems caused by their subscribers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays, or cessation in service to MindSpring's subscribers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company or its subscribers, which could cause losses to the Company or its subscribers or deter certain persons from subscribing to the Company's services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although the Company intends to continue to implement security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented by the Company or its third-party network providers will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or cessation in service to the Company's subscribers, which could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, the Company expects that its subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. There can be no assurance that subscribers or others will not assert claims of liability against the Company as a result of any such failure. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and MindSpring's subscriber base and revenue in particular.

         New and Uncertain Market; Uncertain Acceptance of the Internet as a Medium of Commerce and Communication. The market for Internet access and related products is in an early stage of growth. The Company's success will depend upon the continuing development and expansion of the Internet and the market for Internet access. Critical issues concerning commercial and personal use of the Internet (including security, reliability, cost, ease of use, access, and quality of service) remain unresolved and may affect the growth of Internet use. The acceptance of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires that such subscribers accept a new way of conducting business and exchanging information, that industry participants continue to provide new and compelling content and applications, and that the Internet provide a reliable and secure computer platform. It is difficult to predict with any assurance the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet access may also adversely affect the Company's ability to retain new subscribers, as subscribers unfamiliar with the Internet may be more likely to discontinue the Company's services after an initial trial period than other subscribers. If demand for Internet services fails to continue to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, financial condition, and results of operations will be materially adversely affected.

         Risks of Technology Trends and Evolving Industry Standards. The market for Internet access is characterized by rapidly changing technology, evolving industry standards, changes in subscriber needs, and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to use leading technologies effectively, to continue to develop its technical expertise, and to enhance its existing services and develop new services to meet changing subscriber needs on a timely and cost-effective basis. There can be no assurance that the Company will be successful in using new technologies effectively, in developing new services, or in enhancing existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance.

         The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. Although the Company intends to support emerging standards in the market for Internet access, there can be no assurance that industry standards will be established or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology noncompetitive or obsolete.

         The Company is also at risk to fundamental changes in the way Internet access is delivered. Currently, Internet services are accessed primarily by computers connected by telephone lines. Several companies have developed cable television modems. These cable television modems have the ability to transmit data at substantially faster speeds than the modems the Company and its subscribers currently use. As the Internet becomes accessible through these cable television modems and by screen-based telephones, wireless products, televisions, and other consumer electronic devices or as subscriber requirements change the way Internet access is provided, the Company will have to develop new technology or modify its existing technology to accommodate these developments. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet access business to alternate access devices and conduits.

         Proprietary Rights; Infringement Claims. The Company's success depends in part upon its software and related documentation. The Company principally relies upon copyright, trade secret, and contract laws to protect its proprietary technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. See "Business -- Proprietary Rights."

         The Company has obtained permission and, in certain cases, licenses from each manufacturer of the software that the Company bundles in its front-end software product for subscribers. Although the Company does not believe that the software or the trademarks it uses infringe on the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could materially adversely affect the Company's business, financial condition, and results of operations. Parties making such claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition, and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be extended or obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could materially adversely affect the Company's business, financial condition, and results of operations. See "Business -- Proprietary Rights -- Licenses."

         Dependence on Key Personnel. The Company's success depends upon the continued efforts of its senior management team and its technical, marketing, and sales personnel. Such employees may voluntarily terminate their employment with the Company at any time. The Company's success also depends on its ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel. The process of hiring employees with the combination of skills and attributes required to carry out the Company's strategy can be extremely competitive and time-consuming. There can be no assurance that the Company will be able to retain or integrate existing personnel or identify and hire additional personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially adversely affect the Company's business, financial condition, and results of operations.

         Control of Company. As of February 28, 1998, ITC Holding Company, Inc. ("ITC Holding"), through its indirect wholly-owned subsidiary, beneficially owned approximately 30.1% and the Company's officers and directors beneficially owned approximately 14.9% of the outstanding voting stock of the Company. As a result, these stockholders, acting together, are able to exercise significant control over most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval of significant corporate matters, such as certain change-of-control transactions. ITC Holding, through its indirect wholly-owned subsidiary, has pledged all of its stock in the Company to certain lenders in connection with a credit facility. In the event of a default by ITC Holding's wholly-owned subsidiaries under such credit facility, the lenders or another third-party may obtain ownership of all of ITC Holding's stock in the Company. In addition, the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") authorizes the Board of Directors of the Company (the "Board of Directors") to provide for the issuance of shares of preferred stock of the Company, in one or more series, which the Board of Directors could issue without further stockholder approval and upon such terms and conditions and having such rights, privileges, and preferences as the Board of Directors may determine.
The Company has no current plans to issue any such preferred stock. These factors could have the effect of delaying, deferring, dissuading, or preventing a change of control of the Company.

         Potential Conflicts of Interest. ITC Holding, as a significant stockholder of the Company, and Campbell B. Lanier, III, William H. Scott, III, and O. Gene Gabbard, who are directors, stockholders, and officers of ITC Holding and directors of the Company, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company and ITC Holding and/or its affiliates. For example, if the Company is required to raise additional capital from public or private sources in order to finance its anticipated growth and contemplated capital expenditures, the interests of the Company might conflict with those of ITC Holding and/or its affiliates with respect to the particular type of financing sought. In addition, the Company may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in the Company's judgment, could be beneficial to the Company, even though such transactions might conflict with the interests of ITC Holding and/or its affiliates. If such conflicts do occur, ITC Holding and its affiliates may exercise their influence in their own best interests.

         The Company currently engages and expects in the future to engage in transactions with ITC Holding and/or its affiliates. In addition, the Company provides Internet access to various companies controlled by ITC Holding, although the revenue the Company derives from these sources is not substantial. The Company has adopted a policy requiring that any material transaction between the Company and persons or entities affiliated with officers, directors, or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm's-length transactions with independent third parties. The Company believes that each current transaction in which it is engaged with an affiliate complies with this policy. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

         Anti takeover Provisions. Certain provisions of the Restated Certificate, the Company's Amended and Restated Bylaws (the "Bylaws"), and the Delaware General Corporation Law (the "Delaware Corporation Law") could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer, or proxy contest involving the Company or could discourage a third-party from attempting to acquire control of the Company, even if such events would be beneficial to the interests of the stockholders. In particular, the classification of the Board of Directors could have the effect of delaying a change in control of the Company. In addition, the Restated Certificate authorizes the Board of Directors to provide for the issuance of shares of preferred stock of the Company, in one or more series, which the Board of Directors could issue without further stockholder approval and upon such terms and conditions and having such rights, privileges, and preferences as the Board of Directors may determine. The Company has no current plans to issue any such preferred stock. The Company is also subject to the provisions of Section 203 of the Delaware Corporation Law. In general,
Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless certain conditions are met.

         Volatility of Stock Price. Since the common stock has been publicly traded, the market price of the common stock has fluctuated over a wide range and may continue to do so in the future. See "Market for Registrant's Common Stock and Related Stockholder Matters." The market price of the common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market for the common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry (including demand for Internet access), announcements by competitors, regulatory actions, and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high-technology companies and which may be unrelated to the operating performance of particular companies. Furthermore, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could result in a material adverse effect on the price of the common stock.

         The Year 2000 Issue. The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the Year 2000 issue on its reporting and operating systems. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. In addition, due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable systems, the Company has limited reliance on external vendors or third party network service providers with Year 2000 exposure. To the extent that the Company does rely on significant external vendors or third-party network service providers, the Company does not anticipate that such third parties Year 2000 problems will significantly impact the Company's operations. To the extent that the Company does rely on external vendors or third-party network service providers with Year 2000 exposure, however, any failure by such vendors or third-party network service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company.

EMPLOYEES

         As of December 31, 1997, the Company had 502 employees, including approximately 5 part-time employees. The Company anticipates that the development of its business will require the hiring of a substantial number of new employees. None of the Company's current employees are represented by a labor organization, and the Company's management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         The following is a list of the executive officers of the Company, together with biographical summaries of their experience. The ages of the persons set forth below are as of February 28, 1998.

         CHARLES M. BREWER, 39, founded the Company and has served as Chief Executive Officer and Director of the Company since its inception in February 1994 and as Chairman since March 1996. He also served as the President of the Company from its inception until March 1996 and as the Secretary and Treasurer of the Company from its inception until January 1995. From May 1993 to January 1994, Mr. Brewer developed the concept for the Company and evaluated its prospects. Prior to starting the Company, he served as Chief Executive Officer of AudioFax, Inc. ("AudioFax"), a software company providing fax server software, from May 1992 to April 1993 and was the Chief Financial Officer of AudioFax from May 1989 to April 1992. From March 1988 to April 1989, Mr. Brewer explored potential business opportunities. Mr. Brewer was Vice President of Sanders & Company, a venture capital firm, from September 1987 to February 1988. From November 1984 to August 1987, Mr. Brewer primarily worked toward his M.B.A., managed a retail store and traveled. From November 1981 to October 1984, he was employed by Wertheim & Company, an investment banking firm, and worked in institutional sales. Mr. Brewer received a B.A. degree in Economics from and was a Phi Beta Kappa graduate of Amherst College and received a Masters in Business Administration degree from Stanford University.

         MICHAEL S. MCQUARY, 38, has been the President of the Company since March 1996, the Chief Operating Officer of the Company since September 1995, and a Director of the Company since December 1995. He also served as the Company's Executive Vice President from October 1995 to March 1996 and the Company's Executive Vice President of Sales and Marketing from July 1995 to September 1995. Prior to joining the Company, Mr. McQuary served in a variety of management positions with Mobil Chemical Co., a petrochemical company, from August 1984 to June 1995, including Regional Sales Manager from April 1991 to February 1994 and Manager of Operations (Reengineering) from February 1994 to June 1995. From September 1981 to July 1984, Mr. McQuary served as a Sales Representative, Territory Manager and then Product Sales Manager for Lily Tulip, Inc., a food service packaging company. Mr. McQuary received a B.A. degree in Psychology from the University of Virginia and a Masters in Business Administration degree from Pepperdine University.

         MICHAEL G. MISIKOFF, 45, has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company since January 1995. From January 1992 to December 1994, Mr. Misikoff was the Acting Chief Financial Officer and a Director of InterCall Corporation, a subsidiary of ITC Holding that provides conference call services. From March 1991 to January 1992, Mr. Misikoff worked as an independent financial consultant. Mr. Misikoff served as Chief Financial Officer of Async Corporation ("Async"), a provider of voice messaging services, from its start-up in February 1985 until March 1991. From March 1979 to February 1985, Mr. Misikoff served as Vice President of Finance for TransDesigns, Inc., a multilevel marketing company. Mr. Misikoff was a Certified Public Accountant with the firm of Arthur Young & Co. from July 1975 until March 1979. He received a B.B.A. degree in Accounting from Georgia State University.

         JAMES T. MARKLE, 38, has served as the Company's Executive Vice President of Network Operations since March 1998 and as Vice President of Network Operations since he joined the Company in April 1995. Prior to joining the Company, Mr. Markle served as the Director of Technical Support for Concert Communications, Co., a telecommunications company, from April 1994 until April 1995. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multistate region, from July 1985 until July 1990. Mr. Markle attended Maryville College.

         ROBERT D. SANDERS, 24, has been the Company's Vice President since September 1996 and its Chief Technical Officer since January 1995. Mr. Sanders served as the Company's Vice President of Network Engineering from December 1995 to September 1996 and the Company's Senior Engineer from June 1994 to January 1995. Prior to joining the Company, Mr. Sanders worked as the Software Engineer and System Administrator of Harry's Farmers Market, Inc. from March 1994 to May 1994. He served as Co-Op Engineer in the Line Card Development Group of Bell Northern Research, Inc., a research subsidiary of Northern Telecom, Inc., from March 1992 to December 1993. Mr. Sanders attended the Georgia Institute of Technology.

         GREGORY J. STROMBERG, 45, has served as the Company's Executive Vice President of Customer Service since March 1998 and as Vice President of Customer Service since he joined the Company in October 1995. From June 1993 to September 1994, he served as a Regional Manager for Digital Financial Services, a computer leasing company, after which he traveled. Mr. Stromberg worked for Digital Equipment Corporation, a computer manufacturer, and served as a Senior Sales Representative from June 1983 to May 1987, Program Manager from May 1987 to May 1990, and District Operations Manager from May 1990 to June 1993. In addition, Mr. Stromberg served as a Large Account Sales Representative and Product Manager for Burroughs Corp., a computer hardware company, from June 1978 to June 1983. Mr. Stromberg received a B.S. degree in Business Management and a Masters in Business Administration degree from the University of Utah.

         ALAN J. TAETLE, 34, has been the Company's Executive Vice President of Marketing and Business Development since June 1997. He served as the Company's Vice President of Marketing from September 1996 to June 1997 and as the Company's Vice President of Business Development from March 1995 to September 1996. Prior to joining the Company, Mr. Taetle served as the Director of Operations and Product Management at CogniTech Corporation, makers of a retail series of Contact Management software products, from November 1992 to March 1995. Mr. Taetle was the Director of MIS of a subsidiary of Itochu International ("Itochu"), a Japanese trading company, from September 1989 until November 1991 and served as the Assistant to the Executive Vice President of Itochu from November 1991 to November 1992. From July 1985 to August 1987, Mr. Taetle served as Systems Engineer with Electronic Data Systems, a systems integration consulting company. Mr. Taetle received a B.A. degree in Economics from the University of Michigan and a Masters in Business Administration degree from Harvard Business School.

ITEM 2.          PROPERTIES

         The Company maintains its corporate headquarters in Atlanta, Georgia. The lease for this space expires March 31, 1999. The Company has the option to extend this lease for an additional two years. The Company has arranged for expansion space within the building that houses its current headquarters. The Company also leases additional office space in the vicinity of its Atlanta headquarters in order to meet the Company's anticipated additional space requirements. The lease for this additional office space expires on March 31, 2002. The Company believes that these facilities will provide sufficient capacity for the Company's operations for the foreseeable future. Equipment for POPs other than the Atlanta POP site is generally colocated with and in space leased from other companies operating in the area of the particular POP. MindSpring employees in remote offices are expected to continue to work from their homes until the scope of the Company's operations in the related market warrants multiple employees there.

         The Company also maintains the Harrisburg facility, which it primarily uses to augment its current sales and customer support operations. The lease for the Harrisburg facility expires on December 14, 1999. The Company has the option to extend this lease for an additional one year.

ITEM 3.          LEGAL PROCEEDINGS

         The Company is not currently involved in any pending legal proceedings likely to have a material impact on the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                 MATTERS

         The Company completed its initial public offering on March 14, 1996. Since that date, the Company's common stock has traded on the Nasdaq National Market under the symbol "MSPG." The following table sets forth for the periods indicated the high and low sales prices per share of the common stock as reported by the Nasdaq National Market.

Fiscal Year Ended December 31, 1997       High            Low
                                          ----            ---
First Quarter                            $10.25         $ 5.75
Second Quarter                            11.38           6.63
Third Quarter                             24.63          10.63
Fourth Quarter                            34.63          18.25

Fiscal Year Ended December 31, 1996       High            Low
                                          ----            ---
First Quarter                            $ 8.88         $7.88
Second Quarter                            13.00          7.88
Third Quarter                             12.75          8.38
Fourth Quarter                            11.75          5.25



         On March 23, 1998, the last reported sale price of the common stock on the Nasdaq National Market was $63.375 per share. At March 23, 1998, there were 261 holders of record of the common stock.

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

ITEM 6.          SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating data for the Company. The selected historical statements of operations data for the years ended December 31, 1997, 1996, 1995 and for the period from February 24, 1994 (inception) to December 31, 1994 (the "Inception Period") and the selected historical balance sheet data as of December 31, 1997 and 1996 have been derived from financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere in this filing. The selected historical financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and notes thereto, and other financial and operating data included elsewhere in this filing. Dollar amounts (except per share data) are shown in thousands.





--------------------------------------------------------------------------------

                                                      YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31, INCEPTION
                                                          1997            1996          1995       PERIOD
                                                      -----------    -----------    -----------  ---------
 STATEMENTS OF OPERATIONS DATA:
 Revenue                                              $    52,557    $    18,132    $     2,227      $ 103
                                                      -----------    -----------    -----------      -----
 Cost and expenses:
    Selling, general, and administrative                   30,784         14,161          2,230        121
    Cost of revenue                                        16,823          8,208            966         52
    Depreciation and amortization                           8,695          3,285            265          5
                                                      -----------    -----------    -----------      -----
         Total  costs and expenses                         56,302         25,654          3,461        178
                                                      -----------    -----------    -----------      -----
 Operating loss                                            (3,745)        (7,522)        (1,234)       (75)
 Interest expense, net                                       (338)           (90)          (725)         0
                                                      -----------    -----------    -----------      -----
 Net loss                                             $    (4,083)   $    (7,612)   $    (1,959)     $ (75)
                                                      ===========    ===========    ===========      =====

 PER SHARE DATA:
 Diluted net loss per share                           $     (0.54)   $     (1.45)   $     (0.59)
 Weighted average common shares outstanding             7,514,155      5,252,611      3,309,785



 OPERATING DATA:
 Approximate number of subscribers at end of period       278,300        121,794         12,410      1,000
 Number of company employees at end of period                 502            321             95          8


 BALANCE SHEET DATA:
 Working capital                                           (5,351)         5,027
 Property and equipment, net                               23,638         11,583
 Total assets                                              44,286         35,232
 Total liabilities                                         22,873          9,825
 Accumulated deficit                                      (13,729)        (9,646)
 Total stockholders' equity                                21,414         25,407

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  MindSpring is a national provider of Internet access. At December 31, 1997, the Company served a total of approximately 278,300 subscribers. The Company offers local Internet access to subscribers in most major metropolitan areas of the United States, either through Company-owned POPs or through access to third-party POPs in accordance with network services agreements between the Company and third-party network providers. Currently, the Company has agreements with, and provides services through the network POPs of, PSINet and
GridNet.   Pursuant to the PSINet Services Agreement and the GridNet Services
Agreement, the Company has the flexibility to offer Internet access in overlapping POP locations through a MindSpring POP, a PSINet or GridNet POP, or a combination of all three. The Company-owned POPs, which served approximately 207,000 subscribers as of December 31, 1997, are located primarily in the southeastern United States, New York City, and California. The Company does not currently plan to open a significant number of new MindSpring POPs during 1998. Management will, however, evaluate on a POP-by-POP basis the closing or expansion of existing MindSpring POPs or the opening of new MindSpring POPs based on subscriber demand and strategic considerations.

  The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the years ended December 31, 1996 and 1997, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending on the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber start-up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. Most of the Company's individual subscribers pay their MindSpring fees automatically by preauthorized monthly charges to the subscriber's credit card.

  In addition, the Company earns revenue by providing Web-hosting and Web page design services, colocation and full-time dedicated access connections to the Internet and domain registration. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators).
The services described in this paragraph have been classified as business services in the statements of operations and the "Results of Operations" table set forth below.

  The Company's costs include (i) costs of revenue that are primarily related to the number of subscribers; (ii) selling, general, and administrative expenses that are associated more generally with operations and (iii) depreciation and amortization, which are related to the size of the Company's network and the deferred costs associated with acquired customer bases.

  Costs of revenue that are primarily related to the number of subscribers include both recurring costs and subscriber start-up expenses. Recurring costs of revenue consist primarily of the costs of telecommunications facilities necessary to provide service to subscribers and certain monthly licensing fees per subscriber for the right to receive and make available certain proprietary on-line services. Telecommunications facilities costs include the costs of providing local telephone lines into each Company-owned POP, costs related to the use of third-party networks pursuant to services agreements and costs associated with leased lines connecting each Company-owned POP and third-party network to the Company's hub and connecting the Company's hub to the Internet backbone. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes, and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses.

  Selling, general, and administrative costs are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting, and administration. Selling, general, and administrative costs will increase over time as the Company's scope of operations increases. However, the Company expects that such costs will be more than offset by anticipated increases in revenue attributable to overall subscriber growth. In addition, significant levels of marketing activity may be necessary in order for the Company to build or increase its subscriber base in a given market to a size large enough to generate sufficient revenue to offset such marketing expenses. The Company may determine to significantly increase the level of marketing activity in order to increase the rate of subscription growth. Any such increase would have a short-term negative impact on earnings. The Company does not defer any start-up expenses related to entering new markets.

  As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third-party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties as provided in the PSINet Services Agreement and the GridNet Services Agreement. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs, since the full costs of utilizing such network services is included in costs of revenue while a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization.

  The Company has added, and may in the future continue to add, MindSpring subscribers by purchasing customer bases from other Internet service providers. The Company amortizes such purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. Customer base purchases and related amortization for 1997 were not material to the Company's results of operations.

  The year 2000 issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the year 2000 issue on its reporting and operating systems. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. In addition, due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable systems, the Company has limited reliance on external vendors with Year 2000 exposure. To the extent that the Company does rely on significant external vendors or third-party network service providers, the Company does not anticipate that such third parties' Year 2000 problems will significantly impact the Company's operations. Any costs incurred with the year 2000 compliance are being expensed as incurred and are not expected to be material to the Company's results of operations.

  While the Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets, it generated positive cash flows from operations during 1997 and had its first profitable quarter in the fourth quarter of 1997. The Company expects to continue to focus on increasing its subscriber base, which will cause its costs of revenue, selling, general, and administrative expenses and capital expenditures to increase in addition to its revenues. There can be no assurance, however, that growth in the Company's revenue or subscriber base will continue or that the Company will be able to sustain profitability or positive cash flows.

RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the years ended December 31, 1997, 1996, and 1995. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                           Year Ended            Year Ended               Year Ended
                                                       December 31, 1997      December 31, 1996       December 31, 1995
                                                   -----------------------    -----------------   ------------------------
                                                     (000's)       % of        (000's)   % of       (000's)         % of
                                                                  Revenue               Revenue                    Revenue
Statements of Operations Data:
URevenue:
  Dial-up access to Internet ...................   $    40,925          78    $ 13,420      74    $     1,455            65
  Business services ............................         7,711          15       2,286      13            260            12
  Start-up fees ................................         3,921           7       2,426      13            512            23
                                                   -----------    --------    --------    ----    -----------    ----------
      Total revenue ............................        52,557         100      18,132     100          2,227           100
                                                   -----------    --------    --------    ----    -----------    ----------

Cost and expenses:
  Cost of revenue-recurring ....................        15,203          29       6,332      35            627            28
  Cost of revenue-start-up fees ................         1,620           3       1,876      10            339            15
  Selling, general, and administrative .........        30,784          59      14,161      78          2,230           100
  Depreciation and amortization ................         8,695          16       3,285      18            265            12
                                                   -----------    --------    --------    ----    -----------    ----------
      Total costs and expenses .................        56,302         107      25,654     141          3,461           155
                                                   -----------    --------    --------    ----    -----------    ----------
Operating loss .................................        (3,745)         (7)     (7,522)    (41)        (1,234)          (55)
Interest expense, net ..........................          (338)         (1)        (90)     (1)          (725)          (33)
                                                   -----------    --------    --------    ----    -----------    ----------
Net loss .......................................   $    (4,083)         (8)   $ (7,612)    (42)   $    (1,959)          (88)
                                                   ===========    ========    ========    ====    ===========    ==========



PER SHARE DATA:
Diluted net loss per share .....................   $     (0.54)               $  (1.45)           $     (0.59)
Weighted average common shares outstanding .....     7,514,155                5,252,611             3,309,785

OPERATING DATA:
Approximate number of subscribers at end of year       278,300                  121,794                12,410
Number of company employees at end of year .....           502                      321                    95


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenue: Revenue for the year ended December 31, 1997 totaled approximately $52,557,000, as compared to approximately $18,132,000 for the year ended December 31, 1996. The approximately 190% increase in period revenue resulted primarily from an approximately 129% increase in subscribers. Revenues increased in a greater proportion than subscribers due to the subscribers acquired in the PSINet Transaction (as described herein) being added in the
later portion of 1996.  See "--Liquidity and Capital Resources".   Revenues
from dial-up access to the Internet for the year ended December 31, 1997 represented approximately 78% of the revenue, compared to approximately 74% for the year ended December 31, 1996. Business services revenue increased slightly to approximately 15% of revenue for the year ended December 31, 1997, compared to approximately 13% for the year ended December 31, 1996. This increase is primarily attributable to the increase in the number of the Company's web hosting customers. Subscriber start-up fees accounted for 7% of revenue for the year ended December 31, 1997, as compared to approximately 13% for the year ended December 31, 1996. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue.

  Costs of revenue-recurring: For the year ended December 31, 1997, costs of revenue-recurring decreased to approximately 29% of total revenue, compared to approximately 35% of total revenue for the year ended December 31, 1996. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue from approximately 47% for the year ended December 31, 1996 to approximately 37% for the year ended December 31, 1997. Exclusive of $2,050,000 in discounts received in 1997 pursuant to the PSINet Services Agreement, costs of revenue-recurring would have been approximately 42% of total dial-up revenue for the year ended December 31, 1997, compared to approximately 47% for the year ended December 31, 1996. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs in the Company's own network.

  Costs of revenue-start-up fees: For the year ended December 31, 1997, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 10% of total revenue for the year ended December 31, 1996, and decreased to approximately 41% of start-up fee revenue for the year ended December 31, 1997, compared to approximately 77% of start-up fee revenue for the year ended December 31, 1996. The Company had abnormally high customer start-up costs in 1996 due to expenditures for license fees and starter kits related to the acquisition of certain individual subscriber accounts of PSINet. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base. The decrease in start-up expenses as a percentage of start-up fees resulted from reduced expenditures per new subscriber for licenses and start-up kit materials.

  Selling, general, and administrative expenses: Selling, general, and administrative expenses were approximately 59% of revenue for the year ended December 31, 1997, compared to approximately 78% of revenue for the year ended December 31, 1996. The decrease in selling, general, and administrative expenses as a percentage of revenue resulted from the Company's benefiting from economies of scale with respect to such costs as employee compensation that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

  Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 16% of revenue for the year ended December 31, 1997, compared to approximately 18% of revenue for the year ended December 31, 1996. Amortization expense remained steady at approximately 8% of revenue for both the years ended December 31, 1997 and December 31, 1996. Amortization expense resulted primarily from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 8% of total revenue for the year ended December 31, 1997, compared to approximately 10% for the year ended December 31, 1996. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within Company-owned POPs resulting from reductions in cost of new equipment and improved utilization within the Company's network and the addition of capacity through increased utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

  Interest expense: The following table details the increase in interest expense in 1997 versus 1996:

            Event                                       1997               1996
                                                        ----               ----
  Interest on capital leases  . . . . . . . .         (473,000)          (91,000)
  Interest on PSINet notes  . . . . . . . . .         (276,000)         (324,000)
  Interest income - other   . . . . . . . . .          411,000           325,000
                                                    ----------          --------

  Interest expense, net   . . . . . . . . . .       $ (338,000)         $(90,000)
                                                    ==========          =========

Interest on capital leases increased for the year ended December 31, 1997, compared to the year ended December 31, 1996, as the Company entered into several new capital leases for equipment. See "Liquidity and Capital Resources". Interest income increased in 1997 due to the increase in outstanding cash balances available for investment as a result of positive operating cash flows.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenue: Revenue for the year ended December 31, 1996 totaled approximately $18,132,000, as compared to approximately $2,227,000 for the year ended December 31, 1995. The 714% increase in period revenue resulted primarily from an 881% increase in subscribers offset by a decrease in revenue per subscriber resulting from price changes implemented in May 1996. Revenues from dial-up access to the Internet for the year ended December 31, 1996 represented approximately 74% of the revenue, compared to approximately 65% for the year ended December 31, 1995. Subscriber start-up fees accounted for 13% of revenue for the year ended December 31, 1996, as compared to 23% for the year ended December 31, 1995. Business services revenue increased slightly to 13% of revenue for the year ended December 31, 1996, compared to 12% for the year ended December 31, 1995. This increase was primarily attributable to the increase in the number of the Company's web hosting customers.

  Costs of revenue-recurring: For the year ended December 31, 1996, costs of revenue-recurring increased to approximately 35% of total revenue, compared to approximately 28% of total revenue for the year ended December 31, 1995. Costs of revenue-recurring also increased as a percentage of dial-up access revenue from approximately 43% for the year ended December 31, 1995 to approximately
47% for the year ended December 31, 1996.   This increase was primarily
associated with expanding the Company's network into 40 markets at the end of 1996 compared to seven markets at the end of 1995.

  Costs of revenue-start-up fees: For the year ended December 31, 1996, subscriber start-up expenses decreased to approximately 10% of total revenue, compared to approximately 15% of total revenue for the year ended December 31, 1995, and increased to approximately 77% of start-up fee revenue for the year ended December 31, 1996, compared to approximately 66% of start-up fee revenue for the year ended December 31, 1995. This increase was attributable to the additional expenditures such as license fees and starter kits related to the purchase of certain individual subscriber accounts of PSINet in the third quarter of 1996.

  Selling, general, and administrative expenses: Selling, general, and administrative expenses represented approximately 78% of revenue for the year ended December 31, 1996, compared to approximately 100% of revenue for the year ended December 31, 1995. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's benefiting from economies of scale with respect to such costs as employee compensation that do not increase in direct proportion to increases in revenue and cost control efforts implemented by management.

  Depreciation and amortization: Depreciation and amortization expenses increased to approximately 18% of revenue for the year ended December 31, 1996, compared to approximately 12% of revenue for the year ended December 31, 1995. The increase is attributable to the 227% increase in property, plant and equipment and the amortization of acquired customer bases. The Company is amortizing the costs of acquired customer bases over a three-year period. Amortization expense related to the acquired customer bases for the year ended December 31, 1996 was approximately $1,521,000.

  Interest expense: The following table details the decrease in interest expense in 1996 versus 1995:

  EVENT                                                  1996            1995
                                                         ----            ----
  Charge for Class C convertible preferred                   0           (637,000)
  ITC stock Holding processing fee  . . . . .                0            (50,000)
  Interest on capital leases  . . . . . . . .          (91,000)
  Interest on PSINet notes  . . . . . . . . .         (324,000)                 0
  Interest income - other   . . . . . . . . .          325,000            (38,000)
                                                    ----------          ---------

  Interest expense, net   . . . . . . . . . .       $  (90,000)         $(725,000)
                                                    ==========          =========

Interest income increased in 1996 due to the increase in outstanding cash balances available for investment as a result of the proceeds from two public offerings.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operations in the amount of $11,354,000 for the year ended December 31, 1997 versus using cash of approximately $2,005,000 to support operating activities during the year ended December 31, 1996. The operating cash flow has been used in the current period primarily to cover the Company's investing activities of approximately $9,002,000 primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the purchased equipment, the Company acquired approximately $8,443,000 of equipment under capital lease agreements in 1997, compared to acquiring approximately $1,473,000 in capital leases in 1996. The Company also used approximately $960,000 to acquire customer bases during the year ended December 31, 1997. The Company's primary financing activities of approximately $2,618,000 for the year ended December 31, 1997 consisted of cash paid for capital lease obligations and cash paid to PSINet in connection with a transaction between the Company and PSINet in 1996 in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"). Total cash provided from financing activities for the year ended December 31, 1996 was approximately $32,570,000, consisting primarily of the net proceeds of the Company's initial public offering in March 1996 and a second public offering in October 1996.

  On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement, pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. The Company provided a $500,000 prepayment to Monorail for potential subscribers to be acquired by the Company pursuant to this agreement (the "Monorail Prepayment"). As of December 31, 1997, Monorail had earned approximately $69,000 of the Monorail Prepayment. Monorail may continue to offset the Monorail Prepayment by referring subscribers to the Company or may repay all or part of the balance of the Monorail Prepayment at any time. The Company has agreed to accept warrants to purchase Monorail stock in lieu of interest on the balance of the Monorail Prepayment outstanding.

     In June 1997, the Company entered into various agreements with BellSouth (collectively, the "BellSouth Agreement"), pursuant to which the Company has agreed to purchase certain telecommunications facilities from BellSouth over a term of 24 months. The Company estimates the total commitment under the BellSouth Agreement to be approximately $2,700,000 per year.

         As of December 31, 1997, the Company had cash on hand of approximately $9,386,000. The Company's significant capital commitments through 1998 include approximately $2,043,000 in principal related to a non interest-bearing note issued to PSINet in connection with the PSINet Transaction and $3,351,000 in capital lease payments. The Company anticipates that it will continue to generate cash flows from operations in 1998. The Company estimates that its cash and financing needs in 1998, assuming reasonable internal growth, can be met by cash on hand, additional capital financing arrangements, and cash flow from operations. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company frequently engages in discussions involving potential business acquisitions. Depending on the circumstances, the Company may not disclose material acquisitions until completion of a definitive agreement. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements of the Company, including the Company's Balance Sheets as of December 31, 1997 and 1996, Statements of Operations for the years ended December 31, 1997, 1996 and 1995, Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995, Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, and Notes to Financial Statements, together with a report thereon of Arthur Andersen LLP, dated February 13, 1998, are attached hereto as pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.Directors and Executive Officers of the Registrant

         Reference is made to the information that is responsive to this Item appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 1998 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference. Information required by this Item with respect to executive officers is provided in Item 1 of this Form 10-K. See "Business-Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information that is responsive to this Item appearing in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 hereof.
        Report of Independent Public Accountants.
        Balance Sheets as of December 31, 1997 and 1996.
        Statements of Operations - Years Ended December 31, 1997, 1996 and
        1995.
        Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995.
        Statements of Cash Flows - Years Ended December 31, 1997, 1996 and
        1995.
        Notes to Financial Statements.

     (a)(2) Except for the following, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted:

        Report of Independent Public Accountant as to Schedules

        Schedule II - Valuation of Qualifying Accounts

     (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:

 EXHIBIT                                                   EXHIBIT
 NUMBER                                                  DESCRIPTION
 -------                                                 -----------
 3(a)     -   Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.  (Filed as
              Exhibit 3(a) to Quarterly Report on Form 10-Q dated May 3, 1996, File No. 0-27890, and incorporated herein by reference.)

 3(b)     -   Amended and Restated Bylaws of MindSpring Enterprises, Inc.  (Filed as Exhibit 3(b) to
              Quarterly

              Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(a)    --  Asset Purchase Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
              PSINet, Inc.  (Filed as Exhibit 10.1 to Current Report on Form 8-K dated June 28, 1996, File
              No. 0-27890, and incorporated herein by reference.)
 10(b)    --  Amendment No. 1 to Asset Purchase Agreement and Network Services Agreement dated August 23,
              1996 by and between PSINet Inc. and MindSpring Enterprises, Inc., effective as of June 28,
              1996.  (Filed as Exhibit 10.3 to Current Report on Form 8-K/A dated August 23, 1996, File No.
              0-27890, and incorporated herein by reference.)
 10(c)    --  Amendment No. 2 to Asset Purchase Agreement dated as of September 1, 1996 by and between
              PSINet Inc. and MindSpring Enterprises, Inc.  (Filed as Exhibit 10.3 to Current Report on Form
              8-K dated October 8, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(d)    --  Amendment No. 3 to Asset Purchase Agreement, dated as of January 24, 1997.  (Filed as Exhibit
              10.5 to Current Report on Form 8-K dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(e)    --  Amended and Restated Asset Purchase Agreement by and between MindSpring Enterprises, Inc. and
              The News and Observer Publishing Company dated as of September 11, 1996.  (Filed as Exhibit
              2(c) to the Company's Registration Statement on Form S-1, File No. 333-10779 (the "October
              1996 S-1"), and incorporated herein by reference.)
 10(f)    --  Lease and Service Agreement dated as of January 1, 1995 between AvData Systems, Inc. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(i) to the Company's Registration Statement
              on Form S-1, File No. 333-00108 ("Initial Form S-1"), and incorporated herein by reference.)
 10(g)    --  Lease Agreement commencing on November 1, 1995 between West Peachtree Point Partners, L.P. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(j) to Initial Form S-1, and incorporated herein by reference.)
 10(h)    --  First Amendment dated February 6, 1996 to Lease Agreement dated November 1, 1995 between John
              Marshall Law School, Inc. (assignee of West Peachtree Point Partners, L.P.) and MindSpring
              Enterprises, Inc.  (Filed as Exhibit 10(cc) to Initial Form S-1, and incorporated herein by reference.)
 10(i)    --  Agreement dated January 31, 1995 between Agis Net99 and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(k) to Initial Form S-1, and incorporated herein by reference.)
 10(j)    --  MindSpring Enterprises, Inc. 1995 Stock Option Plan.  (Filed as Exhibit 10(u) to Initial Form
              S-1, and incorporated herein by reference.)
 10(k)    --  Form of Stock Option Agreement.  (Filed as Exhibit 10(v) to Initial Form S-1, and
              incorporated herein by reference.)
 10(l)    --  MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan.  (Filed as Exhibit 10(w) to
              Initial Form S-1, and incorporated herein by reference.)
 10(m)    --  Form of Director Stock Option Agreement.  (Filed as Exhibit 10(x) to Initial Form S-1, and
              incorporated herein by reference.)
 10(n)    --  Form of MindSpring Service Agreement.  (Filed as Exhibit 10(y) to Initial Form S-1, and
              incorporated herein by reference.)
 10(o)    --  Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(z) to Initial Form S-1, and incorporated herein by reference.)
 10(p)    --  Form of MindSpring Director or Officer Indemnity Agreement.  (Filed as Exhibit 10(dd) to
              Initial Form S-1, and incorporated herein by reference.)
 10(q)    --  Network Services Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
              PSINet Inc.  (Filed as Exhibit 10.2 to Current Report on Form 8-K dated June 28, 1996, File
              No. 0-27890, and incorporated herein by reference.)
 10(r)    --  Amendment No. 2 to Services Agreement, dated as of January 1, 1997.  (Filed as Exhibit 10.6 to
              Quarterly Report on Form 10-Q dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(s)    --  Master Services Agreement dated July 15, 1996 between BellSouth Telecommunications, Inc. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(cc) to the October 1996 S-1, and
              incorporated herein by reference.)
 10(t)    --  Assignment and Assumption of Contracts and Leases by and between MindSpring Enterprises, Inc.
              and PSINet, Inc. dated as of September 1, 1996.   (Filed as Exhibit 10(ee) to the October 1996
              S-1, and incorporated herein by reference.)
 10(u)    --  Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and
              MindSpring Enterprises, Inc.   (Filed as Exhibit 10(ff) to the October 1996 S-1, and
              incorporated herein by reference.)
 10(v)    --  Reseller Agreement, dated as of October 14, 1996, by and between Monorail Inc. and MindSpring
              Enterprises, Inc.  (Filed as Exhibit 10 to Quarterly Report on Form 10-Q dated November 14,
              1996, File No. 0-27890, and incorporated herein by reference.)
 10(w)    --  Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree, L.P. and
              MindSpring Enterprises, Inc. (Filed as Exhibit 10(hh) to Annual Report on Form 10-K dated
              March 26, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(x)    --  Amendment dated June 6, 1997 to Master Services Agreement dated July 15, 1996 between
              BellSouth

              Telecommunications, Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10.1 to
              Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).
 10(y)    --  Special Service Arrangement Agreement dated June 1997 between BellSouth Telecommunications,
              Inc. and MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama, Florida, Kentucky, North Carolina, South Carolina and Tennessee) (Filed
              as Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).
*10(z)    --  Data Communications Products and Services Agreement dated April 30, 1997, and amended March 4,
              1998, by and between MindSpring Enterprises, Inc. and GridNet International, L.L.C.
 11       --  Statement regarding Computation of Per Share Earnings.
 23       --  Consent of Arthur Andersen LLP.
 27       --  Financial Data Schedule (for SEC use only)

---------

* Confidential treatment has been requested with regard to certain provisions
of this exhibit.    The copy filed as an exhibit omits the information subject to the confidential treatment request.

          (b) No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1998.



                          MINDSPRING ENTERPRISES, INC.


                        By  /s/ Charles M. Brewer
                            -----------------------
                            Charles M. Brewer
                            Chairman, Chief Executive
                            Officer and Director

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

Signatures                                         Title                             Date
----------                                         -----                             ----
/s/ Charles M. Brewer
---------------------
    Charles M. Brewer                      Chairman, Chief Executive         March 30, 1998
                                           Officer and Director
                                           (Principal Executive Officer)


/s/ Michael S. McQuary
----------------------
    Michael S. McQuary                     President, Chief Operating        March 30, 1998
                                           Officer and Director


/s/ Michael G. Misikoff
-----------------------
    Michael G. Misikoff                    Vice President, Secretary,        March 30, 1998
                                           Treasurer, Chief Financial
                                           Officer and Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ O. Gene Gabbard
-------------------
    O. Gene Gabbard                        Director                          March 30, 1998



/s/ Campbell B. Lanier, III
---------------------------
    Campbell B. Lanier, III                Director                          March 30, 1998



/s/ William H. Scott, III
-------------------------
    William H. Scott, III                  Director                          March 30, 1998

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
 MINDSPRING ENTERPRISES, INC.
 Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-2
 Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .      F-3
 Statements of Operations for the years ended December 31, 1997, 1996
   and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-4
 Statements of Stockholders' Equity for the years ended December 31, 1997,
   1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-5
 Statements of Cash Flows for the years ended December 31, 1997, 1996
   and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-6
 Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


MindSpring Enterprises, Inc.:

         We have audited the accompanying balance sheets of MINDSPRING ENTERPRISES, INC. (a Delaware corporation) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MindSpring Enterprises, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 13, 1998

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996




                                                                                                1997               1996
                                                                                            ------------        ------------

                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................  $  9,386,312        $  9,653,234
    Trade receivables, net of allowance for doubtful accounts of
      $750,756 and $385,945 at December 31, 1997 and 1996, respectively ..................     2,002,407           1,996,613
    Prepaids and other current assets (Note 2) ...........................................       905,409             360,762
    Inventory ............................................................................       136,872             116,545
                                                                                            ------------        ------------
       Total current assets ..............................................................    12,431,000          12,127,154
                                                                                            ------------        ------------

PROPERTY AND EQUIPMENT:
    Computer and telecommunications equipment ............................................    18,049,910          11,509,165
    Assets under capital lease ...........................................................     9,915,882           1,472,885
    Other ................................................................................     1,804,746             565,503
                                                                                            ------------        ------------
                                                                                              29,770,538          13,547,553
    Less:  accumulated depreciation ......................................................    (6,132,745)         (1,964,231)
                                                                                            ------------        ------------
       Property and equipment, net .......................................................    23,637,793          11,583,322
                                                                                            ------------        ------------

OTHER ASSETS:
    Acquired customer base, net (Notes 2 and 3) ..........................................     7,477,638          10,727,268
    Other ................................................................................       739,768             794,633
                                                                                            ------------        ------------
       Total other assets ................................................................     8,217,406          11,521,901
                                                                                            ------------        ------------
                                                                                            $ 44,286,199        $ 35,232,377
                                                                                            ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable ...............................................................  $  4,306,499        $  1,954,276
    Current portion of capital lease liability (Note 8) ..................................     2,607,312             656,252
    Telecommunications costs payable .....................................................     2,232,934             900,674

    Deferred revenue .....................................................................     2,197,739             415,881
    Current portion of notes payable (Note 7) ............................................     2,042,742             623,922

    Other accrued expenses ...............................................................     1,775,154             609,020
    Accrued compensation expense .........................................................     1,404,000             634,806
    Network services payable (Note 3) ....................................................     1,215,846           1,305,152
                                                                                            ------------        ------------
       Total current liabilities .........................................................    17,782,226           7,099,983
                                                                                            ------------        ------------

LONG-TERM LIABILITIES:
    Notes payable (Note 7) ...............................................................             0           2,042,742
    Capital lease liability (Note 8) .....................................................     5,090,429             682,571
                                                                                            ------------        ------------
       Total long-term liabilities .......................................................     5,090,429           2,725,313
                                                                                            ------------        ------------

       Total liabilities .................................................................    22,872,655           9,825,296
                                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 4):
    Preferred stock, $.01 par value; 1,000,000 shares authorized and 0 shares issued
       and outstanding at December 31, 1997 and December 31, 1996, respectively ..........             0                   0
    Common stock, $.01 par value; 15,000,000 shares authorized and 7,534,440 and 7,477,084 issued and outstanding at
      December 31, 1997 and December 31, 1996, respectively ..............................        75,344              74,771
    Additional paid-in capital ...........................................................    35,067,209          34,978,225
    Accumulated deficit ..................................................................   (13,729,009)         (9,645,915)
                                                                                            ------------        ------------
       Total stockholders' equity ........................................................    21,413,544          25,407,081
                                                                                            ------------        ------------
                                                                                            $ 44,286,199        $ 35,232,377
                                                                                            ============        ============



  The accompanying Notes to Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                           1997            1996            1995
                                       ------------    ------------    -----------
REVENUES:
    Access .........................   $ 40,925,091    $ 13,419,521    $ 1,454,497
    Business services ..............      7,711,076       2,286,484        260,090
    Subscriber start-up fees .......      3,920,454       2,426,070        512,257
                                       ------------    ------------    -----------
      Total revenues ...............     52,556,621      18,132,075      2,226,844
                                       ------------    ------------    -----------
COST AND EXPENSES:
    Cost of revenues -- recurring ..     15,203,019       6,332,152        626,404
    Cost of subscriber start-up fees      1,619,531       1,875,470        339,369
    General and administrative .....     22,264,856      10,072,347      1,650,979
    Selling ........................      8,518,771       4,088,727        579,123
    Depreciation and amortization ..      8,695,305       3,285,436        264,683
                                       ------------    ------------    -----------
      Total operating expenses .....     56,301,482      25,654,132      3,460,558
                                       ------------    ------------    -----------

OPERATING LOSS .....................     (3,744,861)     (7,522,057)    (1,233,714)
INTEREST EXPENSE, NET ..............       (338,233)        (90,266)      (724,817)
                                       ------------    ------------    -----------

NET LOSS ...........................    ($4,083,094)    ($7,612,323)   ($1,958,531)
                                        ============    ============   ===========

NET LOSS PER SHARE:
    Basic ..........................         ($0.54)         ($1.45)        ($0.68)
                                       ============    ============    ===========
    Diluted ........................          (0.54)          (1.45)         (0.59)
                                       ============    ============    ===========

SHARES USED FOR COMPUTING NET
    LOSS PER SHARE:
    Basic ..........................      7,514,155       5,252,611      2,887,724
                                       ============    ============    ===========
    Diluted ........................      7,514,155       5,252,611      3,309,785
                                       ============    ============    ===========



                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                                                           Total
                                         Common Stock                            Preferred Stock                       Stockholders'
                                  --------------------------                 ------------------------    Accumulated      Deficit
                                     Shares         Amount           APIC      Shares       Amount         Equity
                                  -----------    -----------   ------------  ----------   -----------   ------------ ---------------
Balance, December 31, 1994 .....    1,136,247    $    11,362   $    (11,142)  1,187,895   $   744,575   $    (75,061) $    669,734
  Issuance of additional
    common stock ...............      131,057          1,311        131,689          --            --             --       133,000
  Issuance of Class B
    convertible preferred stock            --             --             --     645,594     1,000,000             --     1,000,000
  Issuance of Class C
    convertible preferred stock,
    warrant ....................           --             --             --     100,000       638,000             --       638,000
    Net loss ...................                                                                          (1,958,531)   (1,958,531)
                                  -----------    -----------   ------------  ----------   -----------   ------------  ------------
Balance, December 31, 1995 .....    1,267,304    $    12,673   $    120,547   1,933,489   $ 2,382,575   $ (2,033,592) $    482,203
  Conversion of Class A
    preferred stock to common ..    1,187,895         11,879        732,696  (1,187,895)     (744,575)            --             0
  Conversion of Class B
    preferred stock to common ..      645,594          6,456        993,544    (645,594)   (1,000,000)            --             0
  Issuance of additional
    common stock, net of
    related offering expenses ..    2,025,000         20,250     14,129,439          --            --             --    14,149,689
  Conversion of Class C
    preferred stock to common ..      100,000          1,000        637,000    (100,000)     (638,000)            --             0
  Issuance of additional
    common stock, net of
    related offering expenses ..    2,250,000         22,500     18,364,186          --            --             --    18,386,686
  Issuance of common stock
    pursuant to exercise of
    options ....................        1,291             13            813          --            --             --           826
    Net loss ...................           --             --             --          --            --     (7,612,323)   (7,612,323)
                                  -----------    -----------   ------------  ----------   -----------   ------------  ------------
Balance, December 31, 1996 .....    7,477,084    $    74,771   $ 34,978,225           0   $         0   $ (9,645,915) $ 25,407,081
  Issuance of common stock
    pursuant to exercise of
    options ....................       57,356            573         88,984        --            --               --        89,557
    Net loss ...................         --             --             --          --            --       (4,083,094)   (4,083,094)
                                  -----------    -----------   ------------  ----------   -----------   ------------  ------------
Balance, December 31, 1997 .....    7,534,440    $    75,344   $ 35,067,209           0   $         0   $(13,729,009) $ 21,413,544
                                  ===========    ===========   ============  ==========   ===========   ============  ============

                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                       1997               1996                      1995
                                                                  --------------     --------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...................................................    $ (4,083,094)      $   (7,612,323)            $(1,958,531)
                                                                  -------------       --------------             -----------
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
    Depreciation and amortization..............................       8,695,305            3,285,436                 264,683
    Noncash charge for warrant issuance........................               -                    -                 637,000
    Changes in operating assets and liabilities:
         Trade receivables.....................................          (5,794)          (1,477,333)               (504,670)
         Other current assets..................................        (564,974)            (158,234)               (319,073)
         Trade accounts payable................................       2,352,223            1,106,311                 816,845
         Telecommunications cost payable.......................       1,332,260              700,325                 200,349
         Deferred revenue......................................       1,781,858               79,854                 333,046
         Other accrued expenses................................       1,166,134              245,829                 354,175
         Accrued compensation expense..........................         769,194              519,741                 106,350
         Network services payable..............................         (89,306)           1,305,152                       -
                                                                   ------------      ---------------            ------------
           Total adjustments...................................      15,436,900            5,607,081               1,888,705
                                                                  -------------      ---------------            ------------
           Net Cash Provided By (Used In) Operating Activities       11,353,806           (2,005,242)                (69,826)
                                                                  -------------      ---------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment........................      (8,042,553)          (8,298,013)             (3,692,004)
    Purchase of customer base..................................        (960,130)         (12,248,667)                      -
    Other......................................................             399             (789,481)                (32,134)
                                                                  -------------      ---------------            ------------
         Net Cash Used In Investing Activities.................      (9,002,284)         (21,336,161)             (3,724,138)
                                                                   ------------       --------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of loan from preferred stockholder................               -            1,000,000               2,500,000
    Payments of loan from  preferred stockholder...............               -           (3,500,000)                      -
    Proceeds from notes payable................................               -           11,488,340                       -
    Payments of notes payable..................................        (623,922)          (8,821,676)                      -
    Payments of capital lease obligations......................      (2,084,079)            (134,062)                      -
    Issuance of common stock...................................          89,557           32,537,201                 133,000
    Issuance of preferred stock................................               -                    -               1,001,000
                                                                  -------------      ---------------             -----------
         Net Cash (Used In) Provided By Financing Activities...      (2,618,444)          32,569,803               3,634,000
                                                                   ------------       --------------            ------------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS................................................        (266,922)           9,228,400                (159,964)
CASH AND CASH EQUIVALENTS, beginning of year...................       9,653,234              424,834                 584,798
                                                                  -------------      ---------------            ------------

CASH AND CASH EQUIVALENTS, end of year.........................   $   9,386,312      $     9,653,234            $    424,834
                                                                  =============      ===============            ============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
    Interest paid..............................................   $     749,185      $       402,259            $          -
                                                                  =============      ===============            ============
    Income taxes paid..........................................   $           -      $             -            $          -
                                                                  =============      ===============            ============

SUPPLEMENTAL NONCASH DISCLOSURES:
    Assets acquired under capital lease........................   $   8,442,997      $     1,472,885            $          -
                                                                  =============      ===============            ============
    Noncash charge for warrant issuance........................   $           -      $             -            $    637,000
                                                                  =============      ===============            ============

  The accompanying Notes to Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995


1.  ORGANIZATION AND NATURE OF BUSINESS

    MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. The Company reincorporated in Delaware and effected a recapitalization in December 1995, in which shares of capital stock of the Company's predecessor Georgia corporation were converted into shares of the Company's capital stock on the basis of
1.936199 for 1. All share information has been restated to reflect the effect of the recapitalization.

    While the Company has experienced operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets, it generated positive cash flows from operations during 1997 and had its first profitable quarter in the fourth quarter of 1997. The Company expects to continue to focus on increasing its subscriber base, which will cause its costs of revenue, selling, general, and administrative expenses and capital expenditures to increase in addition to its revenues. There can be no assurance, however, that growth in the Company's revenue or subscriber base will continue or that the Company will be able to sustain profitability or positive cash flows.


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

    SOURCES OF SUPPLIES

    The Company relies on third-party networks, local telephone companies and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

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

    INVENTORY

    Inventory consists of starter kits and purchased goods for resale and is stated at the lower of cost or market using a specific identification method. Starter kits consist of diskettes, manuals, and other printed material.

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

    ACQUIRED CUSTOMER BASE

    The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISPs"). The customer acquisition costs include the actual fee paid to the selling ISP as well as legal expenses specifically related to the transactions. The account balance at December 31, 1997 and 1996 consists of the following:





                                                                      1997            1996
                                                                   -----------------------------
 PSINet (Note 3)                                                    $11,613,000     $11,613,000
 Nando.Net (Note 3)                                                     519,000         519,000
 Other                                                                1,077,000         116,000
                                                                   -----------------------------
                                                                     13,209,000      12,248,000
 Less:  Accumulated amortization                                     (5,731,000)     (1,521,000)
                                                                   -----------------------------
                                                                   $  7,478,000     $10,727,000
                                                                   =============================

    Amortization is provided using the straight-line method over three years commencing when the customer base is received.

    LONG-LIVED ASSETS

    The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and customer acquisition costs, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

    INCOME TAXES

    Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

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

    NET LOSS PER SHARE

    The Company adopted SFAS No. 128, "Earnings Per Share", effective December 31, 1997. Basic loss per common share ("EPS") was computed by dividing net loss by the weighted average number of shares of common stock outstanding for the year ended. The effect of the Company's stock options (using the treasury stock method) was not included in the computation of diluted EPS as their effect was dilutive for both 1997 and 1996.

    Additionally, in February, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 which superseded SAB No. 83, pursuant to which the Company has calculated its 1995 EPS. SAB No. 98 requires basic EPS to be presented assuming all stock options are outstanding for all periods prior to the effective date of an initial public offering. Previously, SAB No. 83 required the effect of all stock options be calculated using the treasury stock method. Accordingly, previously reported EPS for 1995 of $.62 has been restated to conform with this new guidance and differs because of the exclusion of options (basic) and not employing the treasury stock method (diluted).

3.  CUSTOMER BASE ACQUISITIONS

    On June 28, 1996, the Company entered into a purchase agreement (as amended, the "Purchase Agreement") with PSINet Inc. ("PSINet"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) certain of PSINet's individual subscriber accounts and (ii) the lease for a customer support call center near Harrisburg, Pennsylvania, (the "Harrisburg Facility") and all related telephone switches and other equipment (the "Assets").

    On October 21, 1996, the Company paid PSINet approximately $9,175,000, which consisted of $8,951,000 in principal and $224,000 in interest, in repayment of promissory notes issued in connection with the PSINet transaction. Effective as of January 24, 1997, the Company and PSINet further amended the Purchase Agreement to, among other things, fix an aggregate purchase price for the Assets in an amount equal to $12,929,000 (excluding accrued interest and increases in principal amount under the First and Second PSINet Notes previously paid by the Company) (the "Purchase Price"). In connection with fixing the aggregate amount of the Purchase Price, the Company and PSINet amended the Second PSINet Note to, among other things, reduce the principal amount owed thereunder to $3,078,000, an amount equal to the remaining balance of the Purchase Price as of January 24, 1997. As amended, the Second PSINet Note no longer accrues interest, is payable over a two-year period, and has been discounted for financial statement purposes using the same rate of interest (Prime + 3%) as the prior PSINet Notes. The Company accretes the difference between the principal and total payable amount of $3,078,000 over the two years of the note.

    In connection with the PSINet Transaction, the parties also entered into a network services agreement (as amended, the "Services Agreement") which enables MindSpring to offer nationwide Internet access through PSINet's network of over 200 points of presence ("POPs"). Pursuant to the Services Agreement, PSINet has agreed, among other things, to provide to the Company (i) Internet connection services which meet reasonable commercial standards, including with respect to access and reliability, and (ii) access to PSINet's network monitoring systems and subscriber log-in and accounting information. The term of the Services Agreement is 5 years commencing on June 28, 1996 and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such 5-year period or any 12-month extension thereof. Subject to certain exceptions, PSINet may not terminate the Services Agreement prior to October 31, 1998, and the Company may terminate the Services Agreement at any time upon 60 days' written notice to PSINet without penalty.

    The Company and PSINet amended the Services Agreement effective January 1, 1997 to provide for certain discounts to the monthly service fees which otherwise would have been payable by the Company to PSINet. The Company earned the maximum amount of credits ($2,050,000) during 1997, and the discounts are reflected as reductions of cost of revenue. The Company can earn up to $200,000 per month in 1998 through September and can earn up to $300,000 in October.

4.  STOCKHOLDERS' EQUITY

    The Company has authorized 15,000,000 shares of $.01 par value common stock and 1,000,000 shares of $.01 par value preferred stock.

COMMON STOCK

    In March 1996, the Company completed an initial public offering of its common stock (the "Initial Offering"). The Company issued 1,950,000 shares at an initial public offering price of $8 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $13,672,000. In April 1996, the Company's underwriters exercised a portion of the over-allotment option granted in connection with the Company's Initial Offering, electing to purchase 75,000 additional shares of common stock. The net proceeds to the Company were approximately $478,000.

    In October 1996, the Company completed another public offering of its common stock. The Company issued 2,250,000 shares at a public offering price of $9.13 per share. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $18,387,000.

    PREFERRED STOCK

    1,188,000 shares of Class A convertible preferred stock and 646,000 shares of Class B convertible stock automatically converted into shares of common stock on a one-for-one basis at the Initial Offering by the Company.

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

5.  STOCK-BASED COMPENSATION PLANS

    EMPLOYEE STOCK OPTION PLAN

    Under the Company's 1995 Stock Option Plan (the "Stock Option Plan"), as adopted on February 21, 1995, amended by the board of directors on April 5, 1995 and December 19, 1995 and approved by the stockholders on December 27, 1995, and subsequently amended by the board of directors on March 26, 1997 and approved by the stockholders on May 28, 1997, 900,000 shares of common stock are reserved and authorized for issuance upon the exercise of options. All employees of the Company are eligible to receive options under the Stock Option Plan. The compensation committee of the board of directors administers the Stock Option Plan. Options granted under the Stock Option Plan are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Options generally become exercisable as follows:
(i) 50% of the options become exercisable two years after the date of grant or, in certain cases, the commencement date of the holder's employment; (ii) an additional 25% of the options become exercisable three years after the date of grant or, in certain cases, the commencement date of the holder's employment; and (iii) the remaining 25% of the options become exercisable four years after the date of grant or, in certain cases, the commencement date of the holder's employment. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant or, in certain circumstances, the commencement date of the option holder's employment.

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

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the Financial Accounting Standards Board issued SFAS No.123, which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in this statement had been applied.

    The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997, 1996, and 1995 using the Black- Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1997, 1996, and 1995:

                              1997             1996           1995
                           ---------        ---------      ----------
 Risk-free interest rate        6.4%             6.4%           7.0%
 Expected dividend yield          0%               0%             0%
 Expected lives            3.5 years        3.5 years        3 years
 Expected volatility           58.4%            69.3%          84.5%

    The total value of options granted during 1997, 1996, and 1995 was computed as approximately $3,735,000, $601,000, and $409,000, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss and pro forma net loss per share for the years ended December 31, 1997, 1996, and 1995 would have been as follows:


                                                                 As Reported          Pro Forma
                                                                 ------------         ----------
 1995
 Net loss                                                        $(1,959,000)        $(2,010,000)
 Pro forma net loss per share                                    $     (0.85)        $     (0.90)

 1996
 Net loss                                                        $(7,612,000)        $(7,836,000)
 Net loss per share                                              $     (1.45)        $     (1.49)


 1997
 Net loss                                                        $(4,083,000)        $(5,402,000)
 Net loss per share                                              $     (0.54)        $     (0.72)

    A summary of the status of the Company's two stock options plans at December 31, 1997, 1996, and 1995 and changes during the years then ended are presented in the following table:

                                                                                    Weighted
                                                                                     Average
                                                                                    Price Per
                                                                     Shares           Share
                                                                    ---------        ----------
 December 31, 1994                                                          0         $0.00

 Grants                                                               375,000          1.82

 Forfeitures                                                          (18,000)         1.00
                                                                    ---------
 December 31, 1995                                                    357,000          1.86

 Grants                                                               252,000          8.60

 Exercised                                                             (1,000)         0.64

 Forfeitures                                                          (30,000)         6.04
                                                                    ---------
 December 31, 1996                                                    578,000          4.58

 Grants                                                               151,000         12.63

 Exercised                                                            (57,000)         0.87

 Forfeitures                                                          (58,000)         9.36
                                                                    ---------
 December 31, 1997                                                    614,000          6.46
                                                                    =========
 Weighted average fair value of options
     granted in 1997                                                $   24.72
                                                                    =========



    The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by year of grant:


                                                                                            Weighted Average
          Year                  Number               Exercise              Weighted             Remaining
           of                     of                  Price                Average            Contractual
          Grant                 Shares                Range                 Price                 Life
          -----                 ------             ------------          ------------      ----------------
          1997                  137,000            $7.00 - 29.13          $     12.87         9.4 years
          1996                  192,000             6.38 - 12.38                 8.48         8.6
          1995                  285,000             0.64 -  6.38                 2.02         7.5

    The following table summarizes the options exercisable as of December 31, 1997, 1996, and 1995:


                                                           Weighted
                                                            Average
                        Number           Weighted          Remaining
                          of              Average         Contractual
    As of               Shares            Price              Life
 -------------         ---------         --------         -----------
 Dec. 31, 1997           122,000           $2.19           7.5 years
 Dec. 31, 1996            70,000           $0.64           8.1 years
 Dec. 31, 1995                 0              --                  --


    EMPLOYEE BENEFIT PLAN

    The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Annually, the Company determines whether to make a discretionary matching contribution equal to a percentage, determined by the Company, of the employee's deferred compensation contribution. The Company has not made any matching contributions to the Savings Plan.

6.  RELATED-PARTY TRANSACTIONS

    The Company has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding. Except as noted below, none of these transactions were material for the periods presented.

    The Company purchases long-distance telephone services and wide area network transport service from ITC DeltaCom, Inc. ("ITC DeltaCom"), formerly DeltaCom, Inc., a related party through relationships with ITC Holding. Long-distance charges from ITC DeltaCom totaled approximately $1,942,000 and $677,000 for the years ended December 31, 1997 and 1996, respectively. ITC DeltaCom provided no long-distance services to the Company in 1995.

See Note 4 for a discussion of a preferred stock transaction with ITC
Holding.

7.  DEBT

    The Company's only debt obligation for the periods presented is a promissory note issued in connection with the PSINet Transaction.


                                                                   1997             1996
                                                               ----------       ----------
 PSINet Note, due October, 1998                                $2,043,000       $2,667,000
 Less:  current maturities                                     (2,043,000)        (624,000)
                                                               ----------       ----------
 Long-term obligations                                         $        0       $2,043,000
                                                               ==========       ==========

     The carrying value of the PSINet Note approximates market value as of December 31, 1997.

8.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases certain equipment under agreements which are classified as capital leases. These leases have original terms of three years or less and contain bargain purchase options at the end of the original lease terms. The Company also has operating leases which relate to the lease of office and equipment space. Rental expense attributable to these operating leases was approximately $1,420,000, $519,000, and $65,000 for the year ended December 31, 1997, 1996, and 1995, respectively.

    At December 31, 1997, the Company's capital lease obligations and minimum rental commitments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:


                                              Capital            Operating
                                               Leases             Leases
                                            ----------           ----------
 1998                                       $3,351,000           $1,112,000
 1999                                        3,103,000              901,000
 2000                                        2,601,000              575,000
 2001                                                0              604,000
 2002 and thereafter                                 0              158,000
                                            ----------           ----------
    Total minimum lease payments             9,055,000           $3,350,000
                                                                 ==========
 Amounts representing interest              (1,358,000)
                                            ----------
 Present value of net minimum
    payments                                 7,697,000
 Current portion                            (2,607,000)
                                            ----------
 Long-term capitalized lease
    obligations                             $5,090,000
                                            ==========

    BELLSOUTH PURCHASE COMMITMENT

    In June 1997, the Company entered into various agreements with BellSouth (collectively, the "BellSouth Agreement"), pursuant to which the Company has agreed to purchase certain telecommunications facilities from BellSouth over a term of 24 months. The Company estimates the total commitment under the BellSouth Agreement to be approximately $2,700,000 per year.

    MONORAIL AGREEMENT

    On October 14, 1996, the Company and Monorail Inc. ("Monorail"), an Internet-ready computer manufacturer, entered into an agreement pursuant to which the Company's software is to be included on the personal computers manufactured by Monorail. The Company provided a $500,000 prepayment to Monorail for potential subscribers to be acquired by the Company pursuant to this agreement (the "Monorail Prepayment"). As of December 31, 1997, Monorail had earned approximately $69,000 of the Monorail Prepayment. Monorail may continue to offset the Monorail Prepayment by referring subscribers to the Company or may repay all or part of the balance of the Monorail Prepayment at any time. The Company has agreed to accept warrants to purchase Monorail stock in lieu of interest on the balance of the Monorail Prepayment outstanding.

    LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 1997, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

9.  INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                            1997          1996
                                       -----------    -----------
 Deferred tax assets:
   Net operating loss carryforwards    $ 3,866,000    $ 3,348,000
   Acquired customer base                1,742,000        465,000
   Deferred revenue                        835,000        158,000
   Allowance for doubtful accounts         285,000        147,000
   Other accrued liabilities               126,000        188,000
                                       -----------    -----------
      Total deferred tax assets          6,854,000      4,306,000
                                       -----------    -----------
 Deferred tax liabilities:
   Depreciation                         (1,608,000)      (619,000)
   Other                                   (48,000)       (36,000)
                                       -----------    -----------
      Total deferred tax liabilities    (1,656,000)      (655,000)
                                       -----------    -----------

 Net deferred tax asset                  5,198,000      3,651,000
 Valuation allowance for deferred
      tax assets                        (5,198,000)    (3,651,000)
                                       -----------    -----------
 Net deferred taxes                    $         0    $         0
                                       ===========    ===========

    The Company's net operating loss carryforwards will expire between 2009 and 2012 unless utilized. Due to the fact that the Company has incurred losses since inception, the Company has not recognized the income tax benefit of the net operating loss carryforwards. Management has provided a 100% valuation reserve against its net deferred tax asset, consisting primarily of net operating loss carryforwards. In addition, the Company's ability to recognize the benefit from the net operating loss carryforwards could be limited under
Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

    A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the year ended December 31, 1997, 1996, and 1995 is as follows:


                                                               1997       1996     1995
                                                               ----       ----     ----
      Income tax benefit at statutory rate                      34%        34%      34%
      State income taxes, net of federal benefit                 4          4        4
      Deferred tax asset valuation allowance                   (38)       (38)     (38)
                                                               ---        ---      ---
            Total income tax provision                           0%         0%       0%
                                                               ===        ===      ===


10. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results for 1997, 1996, and 1995:

                                                 Operating              Net                     Net Income
   Quarter Ended            Revenue            Income (Loss)        Income (Loss)            (Loss) Per Share
-------------------       -----------         --------------        ------------------------------------------
                                                                                            Basic     Diluted
 December 31, 1997        $17,209,000            $646,000              $498,000             $.07        $.06
 September 30, 1997        13,967,000            (465,000)             (627,000)            (.08)       (.08)
 June 30, 1997             11,600,000          (1,421,000)           (1,430,000)            (.19)       (.19)
 March 31, 1997             9,780,000          (2,505,000)           (2,525,000)            (.34)       (.34)

 December 31, 1996         $8,524,000         ($2,379,000)          ($2,411,000)           ($.33)      ($.33)
 September 30, 1996         5,301,000          (2,600,000)           (2,702,000)            (.53)       (.53)
 June 30, 1996              2,495,000          (1,577,000)           (1,460,000)            (.29)       (.29)
 March 31, 1996             1,812,000            (966,000)           (1,039,000)            (.30)       (.30)

 December 31, 1995         $1,125,000           ($582,000)          ($1,307,000)           ($.41)      ($.36)
 September 30, 1995           590,000            (388,000)             (389,000)            (.12)       (.11)
 June 30, 1995                340,000            (170,000)             (169,000)            (.07)       (.06)
 March 31, 1995               172,000             (94,000)              (93,000)            (.04)       (.03)


               See Note 2 for a discussion of earnings per share.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


    We have audited, in accordance with generally accepted auditing standards, the financial statements of MINDSPRING ENTERPRISES, INC. included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 13, 1998

                                                                      SCHEDULE 2

                          MINDSPRING ENTERPRISES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


        COLUMN A                       COLUMN B                            COLUMN C                    COLUMN D     COLUMN E
 --------------------------       -----------------             -----------------------------         ---------     ---------
                                                                          ADDITIONS
                                                                ----------------------------
                                       BALANCE AT               CHARGED TO        CHARGED TO                        BALANCE AT
                                       BEGINNING                COSTS AND            OTHER           DEDUCTIONS        END
           DESCRIPTION                 OF PERIOD                 EXPENSES           ACCOUNTS             (A)        OF PERIOD
           -----------            -----------------             ----------        ----------         ----------     ---------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable................... . .        $386                     $1,459             $0             ($1,094)         $751

(a)  Represents specific accounts written-off considered to be uncollectible.



                          MINDSPRING ENTERPRISES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


        COLUMN A                       COLUMN B                            COLUMN C                    COLUMN D     COLUMN E
 --------------------------       -----------------             -----------------------------         ---------     ---------
                                                                          ADDITIONS
                                                                ----------------------------
                                       BALANCE AT               CHARGED TO        CHARGED TO                        BALANCE AT
                                       BEGINNING                COSTS AND            OTHER           DEDUCTIONS        END
           DESCRIPTION                 OF PERIOD                 EXPENSES           ACCOUNTS             (A)        OF PERIOD
           -----------            -----------------             ----------        ----------         ----------     ---------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................     $46                     $380              $0                  ($40)         $386

(a)  Represents specific accounts written-off considered to be uncollectible.

 EXHIBIT                                                   EXHIBIT
 NUMBER                                                  DESCRIPTION
 -------                                                 -----------
 3(a)     --  Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.  (Filed as
              Exhibit 3(a) to Quarterly Report on Form 10-Q dated May 3, 1996, File No. 0-27890, and incorporated herein by reference.)
 3(b)     --  Amended and Restated Bylaws of MindSpring Enterprises, Inc.  (Filed as Exhibit 3(b) to
              Quarterly Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(a)    --  Asset Purchase Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
              PSINet, Inc.  (Filed as Exhibit 10.1 to Current Report on Form 8-K dated June 28, 1996, File
              No. 0-27890, and incorporated herein by reference.)
 10(b)    --  Amendment No. 1 to Asset Purchase Agreement and Network Services Agreement dated August 23,
              1996 by and between PSINet Inc. and MindSpring Enterprises, Inc., effective as of June 28,
              1996.  (Filed as Exhibit 10.3 to Current Report on Form 8-K/A dated August 23, 1996, File No.
              0-27890, and incorporated herein by reference.)
 10(c)    --  Amendment No. 2 to Asset Purchase Agreement dated as of September 1, 1996 by and between
              PSINet Inc. and MindSpring Enterprises, Inc.  (Filed as Exhibit 10.3 to Current Report on Form
              8-K dated October 8, 1996, File No. 0-27890, and incorporated herein by reference.)
 10(d)    --  Amendment No. 3 to Asset Purchase Agreement, dated as of January 24, 1997.  (Filed as Exhibit
              10.5 to Current Report on Form 8-K dated March 3, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(e)    --  Amended and Restated Asset Purchase Agreement by and between MindSpring Enterprises, Inc. and
              The News and Observer Publishing Company dated as of September 11, 1996.  (Filed as Exhibit
              2(c) to the Company's Registration Statement on Form S-1, File No. 333-10779 (the "October
              1996 S-1"), and incorporated herein by reference.)
 10(f)    --  Lease and Service Agreement dated as of January 1, 1995 between AvData Systems, Inc. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(i) to the Company's Registration Statement
              on Form S-1, File No. 333-00108 ("Initial Form S-1"), and incorporated herein by reference.)
 10(g)    --  Lease Agreement commencing on November 1, 1995 between West Peachtree Point Partners, L.P. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(j) to Initial Form S-1, and incorporated herein by reference.)
 10(h)    --  First Amendment dated February 6, 1996 to Lease Agreement dated November 1, 1995 between John
              Marshall Law School, Inc. (assignee of West Peachtree Point Partners, L.P.) and MindSpring
              Enterprises, Inc.  (Filed as Exhibit 10(cc) to Initial Form S-1, and incorporated herein by reference.)
 10(i)    --  Agreement dated January 31, 1995 between Agis Net99 and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(k) to Initial Form S-1, and incorporated herein by reference.)
 10(j)    --  MindSpring Enterprises, Inc. 1995 Stock Option Plan.  (Filed as Exhibit 10(u) to Initial Form
              S-1, and incorporated herein by reference.)
 10(k)    --  Form of Stock Option Agreement.  (Filed as Exhibit 10(v) to Initial Form S-1, and incorporated herein by reference.)
 10(l)    --  MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan.  (Filed as Exhibit 10(w) to
              Initial Form S-1, and incorporated herein by reference.)
 10(m)    --  Form of Director Stock Option Agreement.  (Filed as Exhibit 10(x) to Initial Form S-1, and
              incorporated herein by reference.)
 10(n)    --  Form of MindSpring Service Agreement.  (Filed as Exhibit 10(y) to Initial Form S-1, and
              incorporated herein by reference.)
 10(o)    --  Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(z) to Initial Form S-1, and incorporated herein by reference.)
 10(p)    --  Form of MindSpring Director or Officer Indemnity Agreement.  (Filed as Exhibit 10(dd) to
              Initial Form S-1, and incorporated herein by reference.)
 10(q)    --  Network Services Agreement dated June 28, 1996 by and between MindSpring Enterprises, Inc. and
              PSINet Inc.  (Filed as Exhibit 10.2 to Current Report on Form 8-K dated June 28, 1996, File
              No. 0-27890, and incorporated herein by reference.)
 10(r)    --  Amendment No. 2 to Services Agreement, dated as of January 1, 1997.  (Filed as Exhibit 10.6 to
              Quarterly Report on Form 10-Q dated March 3, 1997, File No. 0-27890, and  incorporated herein by reference.)
 10(s)    --  Master Services Agreement dated July 15, 1996 between BellSouth Telecommunications, Inc. and
              MindSpring Enterprises, Inc.  (Filed as Exihbit 10(cc) to the October 1996 S-1, and
              incorporated herein by reference.)
 10(t)    --  Assignment and Assumption of Contracts and Leases by and between MindSpring Enterprises, Inc.
              and PSINet, Inc. dated as of September 1, 1996.   (Filed as Exhibit 10(ee) to the October 1996
              S-1, and incorporated herein by reference.)
 10(u)    --  Service Provider Agreement dated December 13, 1995 between BBN Planet Corporation and

              MindSpring Enterprises, Inc.   (Filed as Exhibit 10(ff) to the October 1996 S-1, and
              incorporated herein by reference.)
 10(v)    --  Reseller Agreement, dated as of October 14, 1996, by and between Monorail Inc. and MindSpring
              Enterprises, Inc.  (Filed as Exhibit 10 to Quarterly Report on Form 10-Q dated November 14,
              1996, File No. 0-27890, and incorporated herein by reference.)
 10(w)    --  Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree, L.P. and
              MindSpring Enterprises, Inc.  (Filed as Exhibit 10(hh) to Annual Report on Form 10-K dated
              March 26, 1997, File No. 0-27890, and incorporated herein by reference.)
 10(x)    --  Amendment dated June 6, 1997 to Master Services Agreement dated July 15, 1996 between
              Bellsouth Telecommunications, Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10.1 to
              Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).
 10(y)    --  Special Service Arrangement Agreement dated June 1997 between BellSouth Telecommunications,
              Inc. and MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama, Florida, Kentucky, North Carolina, South Carolina and Tennessee) (Filed
              as Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).
*10(z)    --  Data Communications Products and Services Agreement dated April 30, 1997, and amended March 4,
              1998 by and between MindSpring Enterprises, Inc., and GridNet International, L.L.C.
 11       --  Statement regarding Computation of Per Share Earnings.
 23       --  Consent of Arthur Andersen LLP.
 27       --  Financial Data Schedule (for SEC use only)

________

* Confidential treatment has been requested with regard to certain provisions of this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.