Form 10-K/A
period 1997-12-31
MINDSPRING ENTERPRISES INC
filed 1998-04-30
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-27890


                         MINDSPRING ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                   58-2113290
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

1430 WEST PEACHTREE STREET, SUITE 400                        30309
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

                               TABLE OF CONTENTS

                                                                                                          Page
PART III         Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . .          1
                 Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .          4
                 Item 12.    Security Ownership of Certain Beneficial Owners
                             and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                 Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . .          8

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information about each person who served as a director or executive officer of MindSpring Enterprises, Inc. (the "Company") as of December 31, 1997. The ages of the persons set forth below are as of March 31, 1998.

                                                                                            TERM AS
                                                                                            DIRECTOR
         NAME                     AGE               POSITION(S) WITH COMPANY                EXPIRES
-------------------              ----    -----------------------------------------------    ------------
Charles M. Brewer                  39    Chairman, Chief Executive Officer and Director        1998
Michael S. McQuary                 38    President, Chief Operating Officer and Director       2000
Michael G. Misikoff                45    Vice President, Chief Financial Officer,              1999
                                         Secretary, Treasurer and Director
James T. Markle                    38    Executive Vice President of Network Operations         --
Robert D. Sanders                  24    Vice President and Chief Technical Officer             --
Gregory J. Stromberg               45    Executive Vice President of Call Centers               --
Alan Taetle(1)                     34    Executive Vice President of Sales and Marketing        --
O. Gene Gabbard(2)(3)              57    Director                                              1999
Campbell B. Lanier, III (2)(3)     47    Director                                              1998
William H. Scott, III (2)(3)       50    Director                                              2000

----------------------
(1)  Mr. Taetle resigned effective April 13, 1998.
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

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

MICHAEL S. MCQUARY has been the President of the Company since March 1996, the Chief Operating Officer of the Company since September 1995, and a Director of the Company since December 1995. He also served as the Company's Executive Vice President from October 1995 to March 1996 and the Company's Executive Vice President of Sales and Marketing from July 1995 to September 1995. Prior to joining the Company, Mr. McQuary served in a variety of management positions with Mobil Chemical Co. ("Mobil"), a petrochemical company, from August 1984 to June 1995, including Regional Sales Manager from April 1991 to February 1994 and Manager of Operations (Reengineering) from February 1994 to June 1995. Mr. McQuary received a BA in Psychology from the University of Virginia and a Masters in Business Administration from Pepperdine University.

MICHAEL G. MISIKOFF has served as Vice President, Chief Financial Officer, Secretary, Treasurer and a Director of the Company since January 1995. From January 1992 to December 1994, Mr. Misikoff was the Acting Chief Financial Officer and a Director of InterCall Corporation, a subsidiary of ITC Holding Company, Inc. ("ITC Holding"), the Company's largest stockholder, that provides conference call services. From March 1991 to January 1992, Mr. Misikoff worked as an independent financial consultant. Mr. Misikoff served as Chief Financial Officer of Async Corporation ("Async"), a provider of voice messaging services, from its startup in February 1985 until March 1991. He received a BBA in Accounting from Georgia State University.

JAMES T. MARKLE has served as the Company's Executive Vice President of Network Operations since March 1998 and served as Vice President of Network Operations from April 1995 to February 1998. Prior to joining the Company, Mr. Markle served as the Director of Technical Support for Concert Communications, Co., a telecommunications company, from April 1994 until April 1995. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications Corporation ("MCI"), a telecommunications company. Mr. Markle attended Maryville College.

ROBERT D. SANDERS has been the Company's Vice President since September 1996 and its Chief Technical Officer since January 1995. Mr. Sanders served as the Company's Vice President of Network Engineering from December 1995 to September 1996 and the Company's Senior Engineer from June 1994 to January 1995. Prior to joining the Company, Mr. Sanders worked as the Software Engineer and System Administrator of Harry's Farmers Market, Inc. from March 1994 to May 1994. Mr. Sanders attended the Georgia Institute of Technology.

GREGORY J. STROMBERG has served as the Company's Executive Vice President of Call Centers since March 1998 and served as Vice President of Customer Service from October 1995 when he joined the Company to February 1998. From June 1993 to September 1994, he served as a Regional Manager for Digital Financial Services, a computer leasing company. Mr. Stromberg worked for Digital Equipment Corporation, a computer manufacturer, and served as Senior Sales representative from June 1983 to May 1987, Program Manager from May 1987 to May 1990, and District Operations Manager from May 1990 to June 1993. Mr. Stromberg received a B.S. degree in Business Management and a Masters in Business Administration degree from the University of Utah.

ALAN J. TAETLE served as the Company's Executive Vice President of Marketing and Business Development from June 1997 to April 13, 1998. Mr. Taetle served as the Company's Vice President of Marketing from September 1996 to June 1997 and as the Company's Vice President of Business Development from March 1995 to September 1996. Prior to joining the Company, Mr. Taetle served as the Director of Operations and Product Management at CogniTech Corporation, makers of a retail series of Contact Management software products, from November 1992 to March 1995. Mr. Taetle received a B.A. degree in Economics from the University of Michigan and a Masters in Business Administration degree from Harvard Business School.

O. GENE GABBARD has been a Director of the Company since December 1995. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding and several of its subsidiaries, as well as ITC/\DeltaCom, Inc. ("ITC/\DeltaCom") (a carriers' carrier and retail telecommunications company), Powertel, Inc. ("Powertel") (a wireless telecommunications company) (formerly known as InterCel, Inc.), KNOLOGY Holdings, Inc. ("KNOLOGY") (a broadband telecommunications services company) (formerly known as CyberNet Holding, Inc.), and two telecommunications technology companies, Dynatech Corporation and Adtran, Inc. From August 1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI. He served in various senior executive capacities, including Chairman of the Board, President and Chief Executive Officer of Telecom*USA, Inc. ("Telecom") from December 1988 until Telecom's merger with MCI in August 1990. From July 1984 to December 1988, he was Chairman and/or President of SouthernNet, Inc. ("SouthernNet"), a long distance telecommunications company which was the predecessor to Telecom. Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

CAMPBELL B. LANIER, III has served as a Director of the Company since November 1994. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding (or its predecessors) since its inception in 1985. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. He is also the Chairman of ITC/\DeltaCom and is a director of ITC/\DeltaCom,

KNOLOGY, National Vision Associates, Ltd. (a full service optical retailer), K&G Men's Centers (a discount retailer of men's clothing), Vice Chairman of the Board of AvData Systems, Inc. ("AvData") (a provider of data communications networks) and Chairman of the Board of Powertel. He served as Chairman of the Board of AvData from 1988 to 1990. From 1984 to 1989, Mr. Lanier served as Chairman of the Board of Async. Mr. Lanier also served as Vice President - Industry Relations of Telecom from 1984 to 1988 and as Senior Vice President - Industry Relations from January 1989 until Telecom's merger with MCI in August 1990. From 1984 to 1985, he served as Chief Executive Officer of SouthernNet, and from 1985 to 1986 he was Vice Chairman of the Board of SouthernNet. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

WILLIAM H. SCOTT, III has been a Director of the Company since November 1994. Mr. Scott has served as President of ITC Holding (or its predecessors) since December 1991 and has been a director of ITC Holding (or its predecessors) since May 1989. In addition, Mr. Scott is an officer and director of several ITC Holding subsidiaries. Mr. Scott is a director of ITC/\DeltaCom, KNOLOGY, Powertel and AvData. From 1989 to 1991, he served as Executive Vice President of ITC Holding. From 1985 to 1989, Mr. Scott was an officer and director of Async. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President - Administration. He was a director of SouthernNet from 1984 to 1987.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on a review of copies of such forms furnished to the Company and certain of the Company's internal records, or upon written representations that no Form 5s were required, the Company believes that during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were satisfied with the exception that Mr. Esa Ahola, Mr. Lance Weatherby and Ms. Susan Nicholson each failed to file one report on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid during the periods indicated to the Chief Executive Officer of the Company and to each of the other four most highly compensated executive officers of the Company during the fiscal year ended December 31, 1997 (the "Named Executive Officers").

                                                                                               LONG TERM
                                                                                          COMPENSATION AWARDS
                                                                                          -------------------
                                                                   ANNUAL                SECURITIES UNDERLYING
                                                                COMPENSATION                  OPTIONS (1)
                                                                ------------             ---------------------
 NAME AND PRINCIPAL POSITIONS                YEAR         SALARY          BONUS (1)
 ----------------------------                ----         ------          ---------
 Charles M. Brewer (2)                       1997        $150,000          $65,550               2,438
   Chairman and Chief Executive Officer      1996          84,000           20,000               --
                                             1995          60,000           10,000               --

 Michael S. McQuary (3)                      1997        $125,000          $43,700               2,438
   President and Chief Operating Officer     1996          84,000           36,035              38,746
                                             1995          47,750           23,978              51,647

 Michael G. Misikoff (4)                     1997        $105,000          $22,943               1,024
   Vice President, Chief Financial Officer,  1996          84,000            6,300               --
   Secretary and Treasurer                   1995          55,000            1,500              51,647

 James T. Markle (5)                         1997         $96,000          $20,976                 936
   Executive Vice President of               1996          96,000           20,830               --
    Network Operations                       1995          84,000              950              25,823

 Alan J. Taetle (6) (7)                      1997         $92,833          $22,312                 981
   Executive Vice President of               1996          77,000            7,826               --
   Sales and Marketing                       1995          70,000           13,125              36,653

------------------
(1) A portion of bonuses paid to Named Executive Officers of the Company are paid or awarded in the first quarter of the fiscal year following the year in which the bonus was earned.
(2) Mr. Brewer was granted options to purchase 2,438 shares of the Company's Common Stock in January 1998 for services performed in 1997.
(3) Mr. McQuary was granted options to purchase 2,438 shares of the Company's Common Stock in January 1998 for services performed in 1997 and options to purchase 12,912 shares of the Company's Common Stock in February 1997 for services performed in 1996.
(4) Mr. Misikoff was granted options to purchase 1,024 shares of the Company's Common Stock in January 1998 for services performed in 1997.
(5) Mr. Markle was granted options to purchase 936 shares of the Company's Common Stock in January 1998 for services performed in 1997.
(6) Mr. Taetle was granted options to purchase 981 shares of the Company's Common Stock in January 1998 for services performed in 1997.
(7) Mr. Taetle resigned his position with the Company effective April 13, 1998.

STOCK OPTION GRANTS IN FISCAL YEAR 1997

         The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1997. All such grants were made under the 1995 Stock Option Plan.

                                                                                        POTENTIAL REALIZED VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                                                                                             OF STOCK PRICE
                                            INDIVIDUAL GRANTS                            APPRECIATION FOR OPTION
                     ------------------------------------------------------------------           TERM
                                                                                        -------------------------
                                   PERCENT OF
                                     TOTAL
                      NUMBER OF     OPTIONS
                     SECURITIES    GRANTED TO
                     UNDERLYING    EMPLOYEES
                       OPTION      IN FISCAL      EXERCISE                  EXPIRATION
       NAME          GRANTED (1)      YEAR         PRICE      GRANT DATE       DATE          5%          10%
       ----          -----------      ----         -----      ----------       ----          --          ---
Charles M. Brewer        --            --            --           --            --           --           --
Michael S. McQuary    12,912         8.5%         $9.125       2/26/97       2/26/07    $  74,098   $ 187,778
Michael G. Misikoff      --            --            --           --            --           --           --
James T. Markle          --            --            --           --            --           --           --
Alan J. Taetle           --            --            --           --            --           --           --

--------------------

(1) All options represent shares of Common Stock. These options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant.

         Option Exercises and Fiscal Year-End Values. The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1997, the number of securities underlying unexercised options at the 1997 year-end and the year-end value of all unexercised in-the-money options held by such individuals.

                                                       NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED OPTIONS     VALUE OF UNEXERCISED
                                                               AT                  IN-THE-MONEY OPTIONS AT
                           SHARES                       DECEMBER 31, 1997           DECEMBER 31, 1997(2)(3)
                        ACQUIRED ON     VALUE           -----------------           -----------------------
                          EXERCISE   REALIZED(1)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                          --------   -----------   -----------    -------------   -----------   -------------
Charles M. Brewer           --             --           --              --             --             --
Michael S. McQuary          --             --          25,824        64,569       $   828,305     $1,813,578
Michael G. Misikoff        25,823   $   199,741         --           25,824            --            851,805
James T. Markle             --             --          12,912        12,911           425,902        425,869
Alan J. Taetle             18,077       139,826         --           18,576            --            609,859

---------------------------
(1) Represents the difference between the exercise price and the closing price of the Common Stock on the Nasdaq National Market upon the date of exercise.
(2) Represents the difference between the exercise price and the closing price of the Common Stock on the Nasdaq National Market at December 31, 1997.
(3) Based on a per share price of $33.625 on December 31, 1997.


DIRECTOR COMPENSATION

         Since the Company's inception, members of the Board of Directors have not received any compensation for their service on the Board of Directors except pursuant to the Company's Directors Stock Option Plan (the "Director Plan"). Under the Directors Plan, 70,000 shares of Common Stock are authorized for issuance to non-employee directors (in the form of grants of 10,000 options per director) upon their initial election or appointment to the Board, or, in the case of Messrs. Lanier, Scott and Gabbard, who joined the Board prior to the creation of the Directors Plan, upon the adoption of the Directors Plan by the Board. Options are exercisable at the fair market value of the Common Stock (as determined by the Board) on the date of grant. The Directors Plan was amended in March 1998 to provide for discretionary option grants. Each of Messrs. Lanier, Scott and Gabbard received a grant of 5,000 options upon adoption of this amendment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The members of the Compensation Committee for the year ended December 31, 1997 were Messrs. Lanier, Scott and Gabbard.

         As of April 15, 1998, ITC Holding owned approximately 30% of the outstanding capital stock of the Company. Both Messrs. Lanier and Scott serve as executive officers and directors of ITC Holding. Mr. Gabbard also is a director of ITC Holding. As of October 20, 1997, Messrs. Lanier, Scott and Gabbard beneficially owned approximately 21.4%, 2.0% and less than 1%, respectively, of the common stock of ITC Holding. As of October 20, 1997, Messrs. Brewer and Misikoff each owned less than 1% of the common stock of ITC Holding.

         The Company has entered into certain business relationships with subsidiaries of ITC Holding. The Company leases T-1 telecommunications lines for data transport for some of its points of presence and purchases long distance telephone services, maintenance and installation services and wide area network transport services from ITC/\DeltaCom, which until October 20, 1997 was owned by ITC Holding and is now owned by substantially the same stockholders as ITC Holding. The Company pays ITC/\DeltaCom approximately $168,000 per month for these services. Charges from ITC/\DeltaCom totaled approximately $2,143,000 for the year ended December 31, 1997, of which the Company had paid approximately $1,888,000 as of December 31, 1997.

         The Company also leases telephone lines from, and has contracts for maintenance and installation with, Interstate Telephone Company, Inc. ("Interstate Telephone"), a wholly-owned subsidiary of ITC Holding. The Company pays Interstate Telephone approximately $11,000 per month for these leased telephone lines. Charges from Interstate Telephone for telephone lines and installation charges and payments made to Interstate Telephone totaled approximately $133,000 for the year ended December 31, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


         The following table provides information as of April 15, 1998 concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each director of the Company, (3) each Named Executive Officer, and
(4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                        AMOUNT AND NATURE
                                               OF               PERCENT OF
                                           BENEFICIAL             COMMON
       NAME OF BENEFICIAL OWNER          OWNERSHIP (1)       STOCK OUTSTANDING
       ------------------------          --------------      -----------------
       ITC Holding Company, Inc. (2)(3)      2,274,689             30.1%
       Charles M. Brewer(4)........            840,001             11.1
       O. Gene Gabbard(5)(6)......              10,000              *
       Campbell B. Lanier, III(6)(7)            10,000              *
       James T. Markle(8)                       19,427              *
       Michael S. McQuary(9)......              85,485              1.1
       Michael G. Misikoff (10)...              94,707              1.3
       William H. Scott, III(6)(11)             11,500              *
       Alan J. Taetle(12)                       23,288              *
       All executive officers and            1,124,554             14.6
         directors as a group (10
         persons)(13)
----------

*        Less than one percent.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from April 15, 1998. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) ITC Holding Company, Inc. indirectly owns these shares through its indirect, wholly owned subsidiary, ITC Service Company. The address of both ITC Holding Company, Inc. and ITC Service Company is 1239 O.G. Skinner Drive, West Point, Georgia 31833.
(3) ITC Holding has pledged all of its stock in the Company to certain lenders in connection with a credit facility dated October 20, 1997.
(4)      The address for Charles M. Brewer is MindSpring Enterprises, Inc.,
         1430 West Peachtree Street, Suite 400, Atlanta, Georgia 30309.
(5) Includes 5,000 shares of Common Stock that Mr. Gabbard has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(6) Mr. Lanier is Chairman of the Board, Chief Executive Officer and a beneficial owner of approximately 21.4% of the common stock of ITC Holding (as of October 20, 1997). Mr. Scott is the President and a director of ITC Holding and is a beneficial owner of 2.0% of its common stock (as of October 20, 1997). Mr. Scott's beneficial ownership of MindSpring includes 500 shares of Common Stock held by his wife and 1,000 shares of Common Stock held in trust for Mr. Scott's minor daughter, of which Mr. Scott's wife is trustee. Mr. Gabbard is a director of ITC Holding and a beneficial owner of less than 1% of its common stock (as of October 20, 1997). Each of Messrs. Lanier, Scott and Gabbard disclaims beneficial ownership of the shares of the Company's Common Stock held by ITC Holding.
(7) Includes 5,000 shares of Common Stock that Mr. Lanier has the right to purchase within 60 days from April 15, 1998 pursuant to options.

(8) Includes 19,367 shares of Common Stock that Mr. Markle has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(9) Includes 33,565 shares of Common Stock that Mr. McQuary has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(10) Includes 12,912 shares of Common Stock that Mr. Misikoff has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(11) Includes 5,000 shares of Common Stock that Mr. Scott has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(12) Includes 9,038 shares of Common Stock that Mr. Taetle has the right to purchase within 60 days from April 15, 1998 pursuant to options.
(13) Includes 119,828 shares of Common Stock that such persons have the right to purchase within 60 days from April 15, 1998 pursuant to options.

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

         For a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers and stockholders of the Company and its associated entities, see Item 11, "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of April, 1998.


                                MINDSPRING ENTERPRISES, INC.

                                By  /s/ Charles M. Brewer
                                    ------------------------------
                                    Charles M. Brewer
                                    Chairman, Chief Executive
                                    Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

                 SIGNATURES                                 TITLE                          DATE
             ------------------                      -------------------               --------------
       /s/ Charles M. Brewer               Chairman, Chief Executive                April 30, 1998
    ----------------------------------     Officer and Director
       Charles M. Brewer                   (Principal Executive Officer)



       /s/ Michael S. McQuary              President, Chief Operating               April 30, 1998
    ----------------------------------     Officer and Director
        Michael S. McQuary


       /s/ Michael G. Misikoff             Vice President, Secretary,               April 30, 1998
    ----------------------------------     Treasurer, Chief Financial
        Michael G. Misikoff                Officer and Director
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)



       /s/ O. Gene Gabbard                 Director                                 April 30, 1998
    ----------------------------------
        O. Gene Gabbard


       /s/ Campbell B. Lanier, III         Director                                 April 30, 1998
    ----------------------------------
        Campbell B. Lanier, III


       /s/ William H. Scott, III           Director                                 April 30, 1998
    ----------------------------------
        William H. Scott, III