Form 10-Q
period 1998-03-31
MINDSPRING ENTERPRISES INC
filed 1998-05-01
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from      _________ to _____

              Commission file number         0-27890
                                     --------------------

                        MINDSPRING ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      58-2113290
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


1430 West Peachtree St. NW, Suite 400, Atlanta, GA                           30309
-----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:     (404) 815-0770
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X             No
                                               ----------             ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at April 15, 1998
                                                        -----------------------------

Common Stock at $.01 par value                              7,562,329 Shares

Part I - Financial Information

Item 1 - Financial Statements


                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                                   (In 000's)

                                                                             March  31,1998               December 31, 1997
                                                                             --------------               -----------------
                                                                               (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .  $        8,866                  $      9,386
    Trade receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . .           2,351                         2,002
    Prepaids and other current assets   . . . . . . . . . . . . . . . . . . .             563                         1,043
                                                                               --------------                  ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .          11,780                        12,431
                                                                               --------------                  ------------

PROPERTY AND EQUIPMENT:
    Computer and telecommunications equipment   . . . . . . . . . . . . . . .          21,169                        18,050
    Assets under capital lease  . . . . . . . . . . . . . . . . . . . . . . .           9,916                         9,916
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,815                         1,805
                                                                               --------------                  ------------
                                                                                       33,900                        29,771
    Less:  accumulated depreciation   . . . . . . . . . . . . . . . . . . . .          (7,809)                       (6,133)
                                                                               --------------                  -----------
         Property and equipment, net  . . . . . . . . . . . . . . . . . . . .          26,091                        23,638
                                                                               --------------                  ------------
OTHER ASSETS:
    Acquired customer base, net   . . . . . . . . . . . . . . . . . . . . . .           7,274                         7,477
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             859                           740
                                                                               --------------                  ------------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .           8,133                         8,217
                                                                               --------------                  ------------

                                                                               $       46,004                  $     44,286
                                                                               ==============                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,821                  $      5,725
    Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           6,269                         5,209
    Current portion of capital lease obligations  . . . . . . . . . . . . . .           2,666                         2,608
    Current portion of notes payable  . . . . . . . . . . . . . . . . . . . .           1,647                         2,043
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,787                         2,198
                                                                               --------------                  ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .          19,190                        17,783
                                                                               --------------                  ------------

LONG-TERM LIABILITIES:
    Capital lease obligations   . . . . . . . . . . . . . . . . . . . . . . .           4,429                         5,090
                                                                               --------------                  ------------

         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .          23,619                        22,873
                                                                               --------------                  ------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 15,000,000 shares authorized and 7,556,630 and 7,534,440 issued and outstanding at
      March 31, 1998 and December 31, 1997, respectively  . . . . . . . . . .              76                            75
    Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . .          35,178                        35,067
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,869)                      (13,729)
                                                                               --------------                  ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .          22,385                        21,413
                                                                               --------------                  ------------
                                                                               $       46,004                  $     44,286
                                                                               ==============                  ============

        The accompanying condensed notes to financial statements are an integral part of these statements.

                              MINDSPRING ENTERPRISES, INC.

                                STATEMENTS OF OPERATIONS

                                       (Unaudited)

                                       (In 000'S)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1998                1997
                                                    ----------------     ---------------
 REVENUES:
    Access.....................................     $       16,992       $    7,356
    Business services..........................              3,173            1,424
    Subscriber start-up fees...................              1,219            1,000
                                                    ---------------      -----------
      Total revenues...........................             21,384            9,780
                                                    ---------------      -----------



 COSTS AND EXPENSES:
    Costs of revenue-recurring.................     $        5,990       $    3,169
    Costs of subscriber start-up fees..........                617              365
    General and administrative.................              7,799            5,013
    Selling....................................              3,053            1,910
    Depreciation and amortization..............              2,872            1,828
                                                    ---------------      -----------
      Total cost and expenses..................             20,331           12,285


 OPERATING INCOME (LOSS).......................     $        1,053       $   (2,505)
 INTEREST EXPENSE, NET.........................               (163)             (20)
                                                    ---------------      -----------

 INCOME (LOSS) BEFORE TAXES....................     $          890       $   (2,525)

    Provision for income taxes.................                (30)               0
                                                    ---------------      -----------

 NET INCOME (LOSS).............................     $          860       $   (2,525)
                                                    ===============      ===========

 NET INCOME (LOSS) PER SHARE:

      Basic....................................     $         0.11       $    (0.34)
                                                    ===============      ===========
      Diluted..................................     $         0.11       $    (0.34)
                                                    ===============      ===========

 SHARES USED FOR COMPUTING
   NET INCOME (LOSS) PER SHARE:

      Basic....................................              7,545            7,478
                                                    ===============      ===========
      Diluted..................................              8,044            7,478
                                                    ===============      ===========


            The accompanying condensed notes to financial statements
                   are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                   (In 000's)

                                                                      1998               1997
                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . .   $         860     $     (2,525)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . .           2,872            1,828
    Changes in operating assets and liabilities:
         Trade receivables  . . . . . . . . . . . . . . . . . .            (349)            (387)
         Other current assets . . . . . . . . . . . . . . . . .             480             (169)
         Trade accounts payable . . . . . . . . . . . . . . . .              96           (1,144)
         Other accrued expenses . . . . . . . . . . . . . . . .           1,059            1,065
         Deferred revenue . . . . . . . . . . . . . . . . . . .             589              534
                                                                  -------------     ------------
           Total adjustments  . . . . . . . . . . . . . . . . .           4,747            1,727
                                                                  -------------     ------------
           Net Cash Provided by (Used in) Operating Activities            5,607             (798)
                                                                  -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment   . . . . . . . . . . .          (4,129)          (2,371)
    Purchase of customer base   . . . . . . . . . . . . . . . .            (950)             (35)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .            (161)              37
                                                                  -------------     ------------
           Net Cash Used in Investing Activities  . . . . . . .          (5,240)          (2,369)
                                                                  -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of notes payable   . . . . . . . . . . . . . . . .            (396)             (77)
    Payments of capital lease obligations   . . . . . . . . . .            (603)            (210)
    Issuance of common stock  . . . . . . . . . . . . . . . . .             112               42
                                                                  -------------     ------------
           Net Cash Used in Financing Activities  . . . . . . .            (887)            (245)
                                                                  -------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .            (520)          (3,412)
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . .           9,386            9,653
                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . .   $       8,866     $      6,241
                                                                  =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Cash paid for interest  . . . . . . . . . . . . . . . . . .   $         270     $        127
                                                                  =============     ============
    Cash paid for income taxes  . . . . . . . . . . . . . . . .   $           -     $          -
                                                                  =============     ============

SUPPLEMENTAL NON-CASH DISCLOSURES:
    Assets acquired under capital leases  . . . . . . . . . . .   $           -     $        520
                                                                  =============     ============

                 The accompanying condensed notes to financial statements
                       are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-27890).

2. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. The Company adopted SFAS No. 128, "Earnings per Share", effective December 31, 1997. Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the quarter ended March 31, 1998. For the period ended March 31, 1997, the effect of the
       options is excluded as it is antidilutive.   Accordingly, no prior
       period restatement for previously reported quarters is required. The following table summarizes the shares used in the calculations:


                                                                     FOR THE QUARTERS ENDED MARCH 31,
                                                                                (IN 000'S)

                                                                           1998               1997
                                                                       ------------       -------------
 Weighted average shares outstanding                                        7,545               7,478
 Effect of dilutive stock options                                             499                  -
                                                                       ------------       -------------
 Shares used for diluted earnings per share                                 8,044               7,478
                                                                       ------------       -------------



4. For the three months ended March 31, 1998, the Company recorded a provision for income taxes equal to its liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the three months ended March 31, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997. There were no cash payments for income taxes for the quarters ended March 31, 1998 and 1997.


       The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings because of various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the
       deferred tax assets will be realized.   When management believes this
       situation has changed, the Company will reverse its valuation allowance

       (approximately $4.9 million at March 31, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

ITEM 2-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


       MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a leading national Internet access provider that focuses on serving individuals and small businesses. The Company is also a leading provider of Web hosting services, a complement to its Internet access business and one of the fastest growing segments of the Internet marketplace. Through its network of Company-owned and third-party POPs, the Company can offer its services in 45 U.S. states and the District of Columbia via a local telephone call. As of March 31, 1998, the Company served approximately 341,000 subscribers, including approximately 12,000 Web hosting subscribers.

       The Company's services include dial-up Internet access, Web hosting and other value-added services such as Web page design and Web-server co-location. The Company's primary service offerings, dial-up Internet access and Web hosting, are offered in various price and usage plans designed to meet the needs of its customers. The Company offers local Internet access to subscribers either through Company-owned POPs or through access to POPs owned and operated by third parties with which the Company has network service agreements. Through these service agreements, the Company has the flexibility to offer Internet access through a Company-owned POP, a third-party network provider's POP or a combination thereof.

STATEMENT OF OPERATIONS

        The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the three months ended March 31, 1998, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber start up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. A majority of the Company's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.


       In addition, the Company earns revenue by providing Web-hosting, domain registration and Web page design services, Web-server co-location and full-time dedicated access connections to the Internet. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. The Company currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 12,000 Web hosting subscribers as of March 31, 1998. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in the statements of operations and the "Results of Operations" table set forth below.

        The Company's costs include (i) costs of revenue that are primarily related to the number of subscribers; (ii) selling, general and administrative expenses that are associated more generally with operations; and (iii) depreciation and amortization, which are related to the size of the Company's network and the deferred costs associated with acquired customer bases.

       Costs of revenue that are primarily related to the number of subscribers include both recurring costs and subscriber start-up expenses. Recurring costs of revenue consist primarily of the costs of telecommunications facilities necessary to provide service to subscribers and certain monthly licensing fees per subscriber for the right to receive and make available certain proprietary on-line services. Telecommunications facilities costs include the costs of providing local telephone lines into each Company-owned POP, costs related to the use of third-party networks pursuant to services agreements and costs associated with leased lines connecting each Company-owned POP and third-party network to the Company's hub and connecting the Company's hub to the Internet backbone. For a discussion of the Company's network services agreement with PSINet Inc. ("PSINet") (the "PSINet Services Agreement"), see Notes 3 and 7 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Start-up expenses for each subscriber include one-time license fees paid to third parties for the right to bundle other capabilities into the Company's software, cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. The Company does not defer any such subscriber start-up expenses.

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

       As the Company expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent the Company opens MindSpring POPs in new markets, such expenses may also increase as a percentage of revenue in the short-term after a new MindSpring POP is opened because many of the fixed costs of providing service in a new market are incurred before significant revenue can be expected from that market. However, to the extent that the Company expands into new markets by using third-party POPs instead of opening its own POPs, the Company's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties pursuant to network service agreements. The margins on such subscribers will initially be higher than if the Company had developed its own POP in new markets. Once a new market matures, costs of revenue as a percentage of revenue will tend to be higher in markets served through utilization of purchased network services rather than Company-owned POPs, since the full costs of utilizing such network services is included in costs of revenue while a portion of the costs of utilizing Company-owned POPs is included in depreciation and amortization and because, subject to local area telecommunications charges, the Company can provide services at a lower cost on its own POPs when certain economies of scale are achieved.

       The Company has added, and may in the future continue to add, MindSpring subscribers by purchasing customer bases from other Internet service providers. The Company amortizes such purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. Customer base purchases and related amortization for the quarter ended March 31, 1998 were not material to the Company's results of operations.

       While the Company has experienced annual operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets, it generated positive cash flows from operations during 1997 and had profitable quarters in the fourth quarter of 1997 and the first quarter of 1998. The Company expects to continue to focus on increasing its subscriber base, which will cause its costs of revenue, selling, general and administrative expenses and capital expenditures to increase in addition to its revenues. There can be no assurance, however, that growth in the Company's revenue or subscriber base will continue or that the Company will be able to sustain profitability or positive cash flows.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     The following table sets forth certain unaudited financial data for the three months ended March 31, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).


                                                      QUARTER ENDED            QUARTER ENDED
                                                     MARCH 31, 1998            MARCH 31, 1997
                                                  --------------------       -------------------
                                                  (000'S)     % OF           (000'S)        % OF
                                                             REVENUE                      REVENUE

 Revenue:
    Access                                          $16,992           79%      $  7,356          75%
    Business services                                 3,173           15%         1,424          15%
    Subscriber start-up fees                          1,219            6%         1,000          10%
                                             ---------------   ---------     ----------   ---------
           Total revenue                             21,384          100%         9,780         100%
 Costs and expenses:
    Costs of revenue- recurring                       5,990           28%         3,169          32%
    Costs of revenue- start-up fees                     617            3%           365           4%
    Selling, general and administrative              10,852           51%         6,923          71%
    Depreciation and amortization                     2,872           13%         1,828          19%
                                             ---------------   ---------     ----------   ---------
           Total operating expenses                  20,331           95%        12,285         126%
                                             ---------------   ---------     ----------   ---------
 Operating income (loss)                              1,053            5%        (2,505)        (26)%
 Interest income (expense), net                       (163)          (1)%           (20)          0
                                             ---------------   ---------     ----------   ---------
 Income (loss) before taxes                             890            4%        (2,525)        (26)%
 Income tax provision                                  (30)            0%             0           0%
                                             ---------------   ---------     ----------   ---------
 Net income (loss)                                      860            4%       (2,525)         (26)%
                                             ===============   =========     ==========   ==========

 PER SHARE DATA:
 Net income (loss) per share                       $   0.11                   $  (0.34)
 Weighted average common shares outstanding           8,044                      7,478

 OPERATING DATA:
 Approximate number of subscribers at end of
  period                                            341,000                    153,000
 Number of Company employees at end of period           602                        365



       Revenue: Revenue for the three months ended March 31, 1998 totaled approximately $21,384,000, compared to approximately $9,780,000 for the three months ended March 31, 1997. The approximately 119% increase in period revenue resulted primarily from a 123% increase in subscribers. Revenues from dial-up access to the Internet for the three months ended March 31, 1998 represented approximately 79% of revenue, compared to approximately 75% of revenue for the same three months in the prior year. Subscriber start-up fees accounted for approximately 6% of revenue for the three months ended March 31, 1998, compared to approximately 10% for the three months ended March 31, 1997. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services revenue remained steady and represented approximately 15% of total revenue for the three months ended March 31, 1998 and 1997.

       Costs of revenue-recurring: For the three months ended March 31, 1998, costs of revenue-recurring decreased to approximately 28% of total revenue, compared to approximately 32% of total revenue for the three months ended March 31, 1997. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue from approximately 43% in the first quarter of 1997 to approximately 35% in the first quarter of 1998. Exclusive of $600,000 in discounts received in the first quarter of 1998 and $450,000 in discounts received in the first quarter of 1997 pursuant to the PSINet Services Agreement, costs of revenue-recurring would have been approximately 39% and 49% of total dial-up revenue, respectively. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs per subscriber in the Company's own network.

       Costs of revenue-start-up fees: For the three months ended March 31, 1998, subscriber start-up expenses decreased to approximately 3% of total revenue, compared to approximately 4% of total revenue for the three months ended March 31, 1997. Costs of revenue-start-up fees increased as a percentage of subscriber start-up revenue from approximately 36% for the three months ended March 31, 1997 to approximately 51% in the three months ended March 31, 1998. This increase of costs of revenue-start-up fees as a percentage of subscriber start-up revenue resulted from the Company more aggressively waiving the subscriber start-up fees during selected marketing campaigns in the first quarter of 1998. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

       Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 51% of revenue for the three months ended March 31, 1998, compared to approximately 71% of revenue for the three months ended March 31, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to certain costs, such as employee compensation, that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

       Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 13% of revenue for the three months ended March 31, 1998, compared to approximately 19% of revenue for the same period in the prior year. Amortization expense for the three months ended March 31, 1998 was approximately 5% of revenue compared to approximately 10% of revenue for the three months ended March 31, 1997. Amortization expense resulted solely from acquired customer bases which are being amortized over three years.
Depreciation expense was approximately 8% of total revenue for the three months ended March 31, 1998, compared to approximately 9% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in the cost of new equipment and improved utilization within the Company's network and the utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

       Interest expense, net: Interest expense for the three months ended March 31, 1998 consisted of approximately $270,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset by approximately $107,000 of interest income. For the three months ended March 31, 1997, the Company had interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet of approximately $127,000 and interest income of approximately $107,000.

       Income tax provision: For the three months ended March 31, 1998, the Company recorded a provision for income taxes equal to its liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the three months ended March 31, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997.

       The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings due to various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $4.9 million at March 31, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

       Net income and income per share: As a result of the factors discussed above, the Company's net income for the three months ended March 31, 1998 was $860,000, or $0.11 basic and diluted income per share, compared to a net loss of $2,525,000, or $0.34 basic and diluted loss per share, for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company generated net cash from operations in the amount of $5,607,000 for the three months ended March 31, 1998 versus using cash of approximately $798,000 to support operating activities during the three months ended March 31, 1997. The operating cash flow was used in the current period primarily to cover the Company's investing activities of approximately $5,240,000 primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. The Company's primary financing activities of approximately $887,000 for the three months ended March 31, 1998 consisted of cash paid for capital lease obligations and cash paid to PSINet in connection with a transaction between the Company and PSINet in 1996 in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"). Total cash used in financing activities for the three months ended March 31, 1997 was approximately $245,000, consisting of cash paid for capital lease obligations and to PSINet in connection with the PSINet Transaction.

       In June 1997, the Company entered into various agreements with BellSouth (collectively, the "BellSouth Agreement"), pursuant to which the Company agreed to purchase certain telecommunications facilities from BellSouth over a term of 24 months. The Company estimates the total commitment under the BellSouth Agreement to be approximately $2,700,000 per year.

       As of March 31, 1998, the Company had cash on hand of approximately $8,866,000. The Company's significant capital commitments through 1998 include approximately $1,647,000 in principal related to a non interest-bearing note issued to PSINet in connection with the PSINet Transaction and $2,508,000 in capital lease payments. The Company anticipates that it will continue to generate cash flows from operations in 1998. The Company estimates that its cash and financing needs in 1998, assuming reasonable internal growth, can be met by cash on hand, additional capital financing arrangements, and cash flow from operations. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding. The Company frequently engages in discussions involving potential business acquisitions. Depending on the circumstances, the Company may not disclose material acquisitions until completion of a definitive agreement. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources.


       The Company does not believe that the Year 2000 issue will have a material effect on its programs and computer systems, but will continue to assess the potential impact of the Year 2000 issue on its reporting and operating systems. Due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable systems, the Company has limited reliance on external vendors that might be vulnerable to Year 2000 problems. To the extent that the Company does rely on external vendors with Year 2000 exposure, however, any failure by such vendors to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. The Company has begun to ask its third-party network providers about their progress in identifying and addressing problems that their computer systems may face in correctly processing data information related to the Year 2000. Preliminary indications are that the Company's third-party network providers are, or will be, Year 2000 compliant, although the Company has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue. Any failure on the part of such third-party network providers to become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

       Effective with the first quarter of 1998, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decision maker" views the business. The Company will continue to review these statements over time, in particular, SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

                                  P A R T  II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11.  Statement Re: Computation of earnings (loss) per common share

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





                                        MINDSPRING ENTERPRISES, INC.
                                        ----------------------------
                                        (Registrant)

       Date:  May 1, 1998               By:  /s/ Michael S. McQuary
                                             ----------------------
                                        Michael S. McQuary
                                        President and Chief
                                          Operating Officer




       Date:  May 1, 1998               By:  /s/ Michael G. Misikoff
                                             -----------------------
                                        Michael G. Misikoff
                                        Vice President and Chief Financial
                                        Officer

                               INDEX TO EXHIBITS


 Exhibit Number                     Exhibit Description                   Sequentially
 --------------                     -------------------                   -------------
                                                                          Numbered Page
                                                                          -------------

       11. Statement Re: Computation of earnings (loss) per common share



       27.        Financial Data Schedule