Form 10-K/A
period 1997-12-31
MINDSPRING ENTERPRISES INC
filed 1998-05-15
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                               TABLE OF CONTENTS

                                                                                                          Page
PART IV          Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . .          1

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
 +10(y)    --  Special Service Arrangement Agreement dated June 1997 between BellSouth Telecommunications,
               Inc. and MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama, Florida, Kentucky, North Carolina, South Carolina and Tennessee) (Filed
               as Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).
 *10(z)    --  Data Communications Products and Services Agreement dated April 30, 1997, and amended March 4,
               1998, by and between MindSpring Enterprises, Inc. and GridNet International, L.L.C.
**11       --  Statement regarding Computation of Per Share Earnings.
**23       --  Consent of Arthur Andersen LLP.
**27       --  Financial Data Schedule (for SEC use only)

---------

+ Confidential treatment has been granted with respect to certain terms contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment grant.

* Confidential treatment has been requested with respect to certain terms contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

** Previously filed.

          (b) No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of May, 1998.


                                MINDSPRING ENTERPRISES, INC.

                                By  /s/ Michael S. McQuary
                                    ------------------------------
                                    Michael S. McQuary
                                    President and Chief Operating
                                    Officer