Form 10-Q
period 1998-06-30
MINDSPRING ENTERPRISES INC
filed 1998-08-13
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-27890

                          MINDSPRING ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        58-2113290
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

1430 WEST PEACHTREE ST. NW, SUITE 400, ATLANTA, GA          30309
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (404) 815-0770

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT AUGUST 13, 1998
                                                ------------------------------

Common Stock at $.01 par value                        25,789,623 Shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (IN 000'S)


                                                                                      JUNE 30,                     DECEMBER 31,
                                                                                        1998                           1997
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................$        60,257                 $        9,386
     Trade receivables, net.......................................................          2,437                          2,002
     Prepaids and other current assets............................................            638                          1,043
                                                                                  ---------------                  -------------
         Total current assets.....................................................         63,332                         12,431
                                                                                  ---------------                  -------------

PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment....................................         24,325                         18,050
     Assets under capital lease...................................................          9,916                          9,916
     Other........................................................................          3,138                          1,805
                                                                                  ---------------                  -------------
                                                                                           37,379                         29,771
     Less: accumulated depreciation...............................................         (9,660)                        (6,133)
                                                                                  ---------------                  -------------
         Total property and equipment, net........................................         27,719                         23,638
                                                                                  ---------------                  -------------

OTHER ASSETS:
     Acquired customer base, net..................................................          6,278                          7,477
     Other........................................................................            801                            740
                                                                                  ---------------                  -------------
         Total other assets.......................................................          7,079                          8,217
                                                                                  ---------------                  -------------

                                                                                  $        98,130                  $      44,286
                                                                                  ===============                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable.......................................................$         4,750                  $       5,725
     Other accrued expenses.......................................................          8,114                          5,209
     Current portion of capital lease obligations.................................          2,697                          2,608
     Current portion of notes payable.............................................          1,239                          2,043
     Deferred revenue.............................................................          3,351                          2,198
                                                                                  ---------------                  -------------

         Total current liabilities................................................         20,151                         17,783
                                                                                  ---------------                  -------------

LONG-TERM LIABILITIES:
     Capital lease obligations....................................................          3,753                          5,090
                                                                                  ---------------                  -------------
         Total liabilities........................................................         23,904                         22,873
                                                                                  ---------------                  -------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 60,000,000 shares authorized and 25,749,981 and 22,603,320 issued and outstanding at
       June 30, 1998 and December 31, 1997, respectively..........................            258                            226
     Additional paid-in-capital...................................................         84,817                         34,916
     Accumulated deficit..........................................................        (10,849)                       (13,729)
                                                                                  ---------------                  -------------
       Total stockholders' equity.................................................         74,226                         21,413
                                                                                  ---------------                  -------------
                                                                                  $        98,130                  $      44,286
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

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (IN 000'S)

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                1998       1997          1998        1997
                                              ---------  ---------     ---------   ---------
REVENUE:
  Access                                      $  20,625  $   9,053     $  37,617   $  16,409
  Business services                               3,393      1,741         6,566       3,164
  Subscriber start-up fees                        1,042        807         2,261       1,807
                                              ---------  ---------     ---------   ---------
    Total revenue                                25,060     11,601        46,444      21,380
                                              ---------  ---------     ---------   ---------

COSTS AND EXPENSES:
  Costs of revenue-recurring                      6,985      3,525        12,975       6,694
  Costs of revenue-start-up fees                    600        295         1,217         660
  General and administrative                      8,512      5,234        16,311      10,246
  Selling                                         3,875      1,908         6,928       3,818
  Depreciation and amortization                   3,094      2,060         5,966       3,888
                                              ---------  ---------     ---------   ---------
    Total cost and expenses                      23,066     13,022        43,397      25,306

OPERATING INCOME (LOSS)                           1,994     (1,421)        3,047      (3,926)
INTEREST INCOME (EXPENSE), NET                       88         (9)          (75)        (29)
                                              ---------  ---------     ---------   ---------
PRETAX INCOME (LOSS)                          $   2,082  $  (1,430)    $   2,972   $  (3,955)
INCOME TAXES                                        (62)         0           (92)          0
                                              ---------  ---------     ---------   ---------

NET INCOME (LOSS)                             $   2,020  $  (1,430)    $   2,880   $  (3,955)
                                              =========  =========     =========   =========

NET INCOME (LOSS) PER SHARE:
     Basic                                    $    0.09  $   (0.06)    $    0.12   $   (0.18)
                                              =========  =========     =========   =========
     Diluted                                  $    0.08  $   (0.06)    $    0.12   $   (0.18)
                                              =========  =========     =========   =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     Basic                                       23,673     22,551        23,157      22,493
                                              =========  =========     =========   =========
     Diluted                                     25,140     22,551        24,588      22,493
                                              =========  =========     =========   =========





         The accompanying condensed notes to financial statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                   (IN 000'S)

                                                                         1998                 1997
                                                                     -------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................................$       2,880      $         (3,955)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
     Depreciation and amortization...................................        5,966                 3,888
     Changes in operating assets and liabilities:
         Trade receivables...........................................         (435)                    9
         Other current assets........................................          405                   (77)
         Trade accounts payable......................................         (975)               (2,138)
         Other accrued expenses......................................        2,905                 2,346
         Deferred revenue............................................        1,153                   829
                                                                     -------------      ----------------
           Total adjustments.........................................        9,019                 4,857
                                                                     -------------      ----------------
         Net Cash Provided by Operating Activities...................       11,899                   902
                                                                     -------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................       (7,608)               (3,441)
     Purchase of customer base.......................................       (1,143)                 (351)
     Other...........................................................         (158)                  128
                                                                     --------------     ----------------
         Net Cash Used in Investing Activities.......................       (8,909)               (3,664)
                                                                     -------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable.......................................         (804)                 (154)
     Payments of capital lease obligations...........................       (1,248)                 (396)
     Issuance of common stock........................................       49,933                    70
                                                                     -------------      ----------------
         Net Cash Provided by (Used in) Financing Activities.........       47,881                  (480)
                                                                     -------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.....................................................       50,871                (3,242)
CASH AND CASH EQUIVALENTS, beginning of period.......................        9,386                 9,653
                                                                     -------------      ----------------

CASH AND CASH EQUIVALENTS, end of period.............................$      60,257      $          6,411
                                                                     =============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest..........................................$         510      $            236
                                                                     =============      ================
     Cash paid for income taxes......................................$         111      $              -
                                                                     =============      ================

SUPPLEMENTAL NON-CASH DISCLOSURES:
     Assets acquired under capital leases............................$           -      $          3,793
                                                                     =============      ================


            THE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          MINDSPRING ENTERPRISES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

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

         On June 24, 1998, the Company declared a three-for-one stock split in the form of a stock dividend which was paid on July 24, 1998 to shareholders of record on July 9, 1998. Accordingly, the stock split has been recognized in these financial statements by reclassifying approximately $172,000, the par value of the additional shares issued as a result of the split, from additional paid in capital to common stock. For all periods presented, all shares outstanding and per share amounts have been restated to reflect the stock split.

2. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. The Company adopted SFAS No. 128, "Earnings Per Share", effective December 31, 1997. Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the three and six months ended June 30, 1998. For the 1997 periods, the effect of the options is excluded as it is antidilutive. Accordingly, no prior period restatement for previously reported quarters is required. The following table summarizes the shares used in the calculations:

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 1998        1997         1998         1997
                                               -------     --------      -------     --------
(in 000's except per share data)
Weighted average shares                         23,673       22,551       23,157       22,493
     outstanding-basic
Effect of dilutive stock options                 1,467            0        1,431
                                               -------     --------      -------     --------
Shares used for diluted earnings per share      25,140       22,551       24,588       22,493
                                               =======     ========      =======     ========

Net income (loss)                              $ 2,020     $ (1,430)     $ 2,880     $ (3,955)

Basic earnings (loss) per share                $  0.09     $  (0.06)     $  0.12     $  (0.18)
                                               =======     ========      =======     ========
Diluted earnings (loss) per share              $  0.08     $  (0.06)     $  0.12     $  (0.18)
                                               =======     ========      =======     ========

4. For the quarter ended June 30, 1998, the Company recorded a provision for income taxes equal to its liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the quarter ended June 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997. The Company paid approximately $111,000 in cash payments for estimated income taxes in the quarter ended June 30, 1998. There were no cash payments for income taxes for the six months ended June 30, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings because of various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $4.2 million at June 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a leading national Internet access provider that focuses on serving individuals and small businesses. The Company is also a leading provider of Web hosting services, a complement to its Internet access business and one of the fastest growing segments of the Internet marketplace. Through its network of Company-owned and third-party POPs, the Company can offer its services in 45 U.S. states and the District of Columbia via a local telephone call. As of June 30, 1998, the Company served approximately 393,000 subscribers, including approximately 15,000 Web hosting subscribers.

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

STATEMENT OF OPERATIONS

         The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). For the three months ended June 30, 1998 and 1997, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber start-up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. A majority of the Company's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.

         During the second quarter of 1998 the Company instituted a prepayment plan available to all dial-up subscribers. Under the plan, subscribers may prepay their access fees for either one or two years at a discounted rate. Subscribers prepaying for one year receive a monthly discount equivalent to approximately ten percent of their monthly fee and subscribers prepaying for two years receive a monthly discount equivalent to approximately fifteen percent of their monthly fee.

         In addition, the Company earns revenue by providing Web-hosting, domain registration and Web page design services, Web-server co-location and full-time dedicated access connections to the Internet. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. The Company currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 15,000 Web hosting subscribers as of June 30, 1998. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in the statements of operations and the "Results of Operations" table set forth below.

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

         The Company has added, and may in the future continue to add, MindSpring subscribers by purchasing customer bases from other Internet service providers. The Company amortizes such purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. Customer base purchases and related amortization for the quarter ended June 30, 1998 were not material to the Company's results of operations.

         While the Company has experienced annual operating losses since its inception as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets, it generated positive cash flows from operations during 1997 and has been profitable in each quarter since the fourth quarter of 1997. The Company expects to continue to focus on increasing its subscriber base, which will cause its costs of revenue, selling, general and administrative expenses and capital expenditures to increase in addition to its revenues. There can be no assurance, however, that growth in the Company's revenue or subscriber base will continue or that the Company will be able to sustain profitability or positive cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         The following table sets forth certain unaudited financial data for the three months ended June 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).


                                                           QUARTER ENDED            QUARTER ENDED
                                                           JUNE 30, 1998            JUNE 30, 1997
                                                        (000'S)       % OF      (000'S)        % OF
                                                                     REVENUE                 REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Access                                              $  20,625       82%     $   9,053        78%
   Business services                                       3,393       14%         1,741        15%
   Subscriber start-up fees                                1,042        4%           807         7%
                                                       ---------      ---      ---------      ----
          Total revenues                                  25,060      100%        11,601       100%
Costs and expenses:
   Costs of revenue-recurring                              6,985       28%         3,525        30%
   Costs of revenue-start-up fees                            600        2%           295         3%
   Selling, general and administrative                    12,387       50%         7,142        61%
   Depreciation and amortization                           3,094       12%         2,060        18%
                                                       ---------      ---      ---------      ----
         Total costs and expenses                         23,066       92%        13,022       112%
                                                       ---------      ---      ---------      ----
Operating income (loss)                                    1,994        8%        (1,421)      (12%)
Interest income (expense), net                                88        0%            (9)        0
                                                       ---------      ---      ---------      ----
Income (loss) before taxes                                 2,082        8%        (1,430)      (12%)
Income tax provision                                         (62)       0%             0         0
                                                       ---------      ---      ---------      ----
Net income (loss)                                          2,020        8%        (1,430)      (12%)
                                                       =========      ===      =========      ====

NET INCOME (LOSS) PER SHARE:
     Basic                                             $    0.09               $   (0.06)
     Diluted                                           $    0.08               $   (0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (000's):
     Basic                                                23,673                  22,551
     Diluted                                              25,140                  22,551

OPERATING DATA:
Approximate number of subscribers at end of period       393,000                 183,000

Number of Company employees at end of period                 630                     395


         Revenue: Revenue for the three months ended June 30, 1998 totaled approximately $25,060,000, compared to approximately $11,601,000 for the three months ended June 30, 1997. The approximately 116% increase in period revenue resulted primarily from a 115% increase in subscribers. Revenues from dial-up access to the Internet for the three months ended June 30, 1998 represented approximately 82% of revenue, compared to approximately 78% of revenue for the same three months in the prior year. Subscriber start-up fees accounted for approximately 4% of revenue for the three months ended June 30, 1998, compared to approximately 7% for the three months ended June 30, 1997. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services, consisting primarily of Web Hosting services, remained relatively steady and represented approximately 14% and 15% of total revenue for the three months ended June 30, 1998 and 1997, respectively.

         Costs of revenue-recurring: For the three months ended June 30, 1998, costs of revenue-recurring decreased to approximately 28% of total revenue, compared to approximately 30% of total revenue for the three months ended June 30, 1997. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue to approximately 34% in the second quarter of 1998 from approximately 39% in the second quarter of 1997. Exclusive of $600,000 in discounts received in the second quarter of 1998 and $450,000 in discounts received in the second quarter of 1997 pursuant to the Company's network services agreement with PSINet, Inc. ("PSINet") ("the PSINet Services Agreement"), costs of revenue-recurring would have been approximately 37% and 44% of total dial-up revenue, respectively. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs per subscriber in the Company's own network.

         Costs of revenue-start-up fees: For the three months ended June 30, 1998, subscriber start-up expenses decreased to approximately 2% of total revenue, compared to approximately 3% of total revenue for the three months ended June 30, 1997. Costs of revenue-start-up fees increased as a percentage of subscriber start-up revenue from approximately 37% for the three months ended June 30, 1997 to approximately 58% in the three months ended June 30, 1998. This increase of costs of revenue-start-up fees as a percentage of subscriber start-up revenue resulted from the Company more aggressively waiving the subscriber start-up fees during selected marketing campaigns in the second quarter of 1998. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

         Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 50% of revenue for the three months ended June 30, 1998, compared to approximately 61% of revenue for the three months ended June 30, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to certain costs, such as employee compensation, that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

         Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 12% of revenue for the three months ended June 30, 1998, compared to approximately 18% of revenue for the same period in the prior year. Amortization expense for the three months ended June 30, 1998 was approximately 5% of revenue compared to approximately 9% of revenue for the three months ended June 30, 1997. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 7% of total revenue for the three months ended June 30, 1998, compared to approximately 9% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in the cost of new equipment and improved utilization within the Company's network and the utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

         Interest income (expense), net: Interest income for the three months ended June 30, 1998 consisted of approximately $328,000 of interest income earned on the investment of excess cash balances offset by approximately $240,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet. For the three months ended June 30, 1997, the Company had interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet of approximately $109,000 and interest income of approximately $100,000.

         Income tax provision: For the three months ended June 30, 1998, the Company recorded a provision for income taxes equal to its estimated liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the three months ended June 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings due to various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $4.2 million at June 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

         Net income and income per share: As a result of the factors discussed above, the Company's net income for the three months ended June 30, 1998 was $2,020,000, or $0.09 basic and $0.08 diluted income per share, compared to a net loss of $1,430,000, or $0.06 basic and diluted loss per share, for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The following table sets forth certain unaudited financial data for the six months ended June 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                         SIX MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30, 1998          JUNE 30, 1997
                                                       (000'S)        % OF     (000'S)        % OF
                                                                    REVENUE                  REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Access                                              $  37,617       81%     $  16,409        77%
   Business services                                       6,566       14%         3,164        15%
   Subscriber start-up fees                                2,261        5%         1,807         8%
                                                       ---------      ---      ---------      ----
          Total revenues                                  46,444      100%        21,380       100%
Costs and expenses:
   Costs of revenue-recurring                             12,975       28%         6,694        31%
   Costs of revenue-start-up fees                          1,217        2%           660         3%
   Selling, general and administrative                    23,239       50%        14,064        66%
   Depreciation and amortization                           5,966       13%         3,888        18%
                                                       ---------      ---      ---------      ----
         Total costs and expenses                         43,397       93%        25,306       118%
                                                       ---------      ---      ---------      ----
Operating income (loss)                                    3,047        7%        (3,926)      (18%)
Interest expense, net                                        (75)       0%           (29)        0
                                                       ---------      ---      ---------      ----
Income (loss) before taxes                                 2,972        7%        (3,955)      (18%)
Income tax provision                                         (92)       0%             0         0
                                                       ---------      ---      ---------      ----
Net income (loss)                                          2,880        7%        (3,955)      (18%)
                                                       =========      ===      =========      ====

NET INCOME (LOSS) PER SHARE:
     Basic                                             $   (0.12)              $   (0.18)
     Diluted                                           $   (0.12)              $   (0.18)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (000's):
     Basic                                                23,157                  22,493
     Diluted                                              24,588                  22,493

OPERATING DATA:
Approximate number of subscribers at end of period       393,000                 183,000
Number of Company employees at end of period                 630                     395

         Revenue: Revenue for the six months ended June 30, 1998 totaled approximately $46,444,000, compared to approximately $21,380,000 for the six months ended June 30, 1997. The approximately 117% increase in period revenue resulted primarily from a 115% increase in subscribers. Revenues from dial-up access to the Internet for the six months ended June 30, 1998 represented approximately 81% of revenue, compared to approximately 77% of revenue for the same six months in the prior year. Subscriber start-up fees accounted for approximately 5% of revenue for the six months ended June 30, 1998, compared to approximately 8% for the six months ended June 30, 1997. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services, consisting primarily of Web Hosting services, remained relatively steady and represented approximately 14% and 15% of total revenue for the six months ended June 30, 1998 and 1997, respectively.

         Costs of revenue-recurring: For the six months ended June 30, 1998, costs of revenue-recurring decreased to approximately 28% of total revenue, compared to approximately 31% of total revenue for the six months ended June 30, 1997. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue to approximately 35% in the first six months of 1998 from approximately 41% in the first six months of 1997. Exclusive of $1,200,000 in discounts received in the first six months of 1998 and $900,000 in discounts received in the first six months of 1997 pursuant to the PSINet Services Agreement, costs of revenue-recurring would have been approximately 38% and 46% of total dial-up revenue, respectively. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs per subscriber in the Company's own network.

         Costs of revenue-start-up fees: For the six months ended June 30, 1998, subscriber start-up expenses decreased to approximately 2% of total revenue, compared to approximately 3% of total revenue for the six months ended June 30, 1997. Costs of revenue-start-up fees increased as a percentage of subscriber start-up revenue from approximately 37% for the six months ended June 30, 1997 to approximately 54% in the six months ended June 30, 1998. This increase of costs of revenue-start-up fees as a percentage of subscriber start-up revenue resulted from the Company more aggressively waiving the subscriber start-up fees during selected marketing campaigns in the first six months of 1998. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

         Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 50% of revenue for the six months ended June 30, 1998, compared to approximately 66% of revenue for the six months ended June 30, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to certain costs, such as employee compensation, that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

         Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 13% of revenue for the six months ended June 30, 1998, compared to approximately 18% of revenue for the same period in the prior year. Amortization expense for the six months ended June 30, 1998 was approximately 5% of revenue compared to approximately 10% of revenue for the six months ended June 30, 1997. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 8% of total revenue for the six months ended June 30, 1998, compared to approximately 8% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in the cost of new equipment and improved utilization within the Company's network and the utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs.

         Interest expense, net: Interest expense for the six months ended June 30, 1998 consisted of approximately $510,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet, offset by approximately $435,000 of interest income. For the six months ended June 30, 1997, the Company had interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet of approximately $236,000 and interest income of approximately $207,000.

         Income tax provision: For the six months ended June 30, 1998, the Company recorded a provision for income taxes equal to its estimated liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the six months ended June 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings due to various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $4.2 million at June 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

         Net income and income per share: As a result of the factors discussed above, the Company's net income for the six months ended June 30, 1998 was $2,880,000, or $0.12 basic and diluted income per share, compared to a net loss of $3,955,000, or $0.18 basic and diluted loss per share, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated net cash from operations in the amount of $11,899,000 for the six months ended June 30, 1998 versus approximately $902,000 during the six months ended June 30, 1997. The Company has primarily financed its operations to date through cash flows generated from operations, public and private sales of equity securities, loans from third parties and capital leases of equipment. The company completed a secondary public offering in June 1998 (the "June 1998 Offering"), issuing 3,000,000 shares at a price of $17.67 per share (offering information has been adjusted to reflect the Company's three-for-one stock split). The proceeds of the public offering were approximately $49,747,000, net of underwriting discounts and expenses. The Company's investing activities of approximately $8,909,000 for the six months ended June 30, 1998 primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the net proceeds of the June 1998 Offering, the Company's primary financing activities of approximately $1,866,000 for the six months ended June 30, 1998 consisted of cash paid for capital lease obligations and cash paid to PSINet in connection with a transaction between the Company and PSINet in 1996 in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"), offset by proceeds from the exercise of employee incentive stock options of $186,000. Total cash used in financing activities for the six months ended June 30, 1997 was approximately $480,000, consisting of cash paid for capital lease obligations cash and paid to PSINet in connection with the PSINet Transaction.

         As of June 30, 1998, the Company had cash on hand of approximately $60,257,000. The Company anticipates that it will continue to generate cash flows from operations in 1998. The Company estimates that its cash and financing needs for the next 12 months, assuming reasonable internal growth, can be met by cash on hand and cash flow from operations. The Company's future capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its subscriber base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales efforts, the availability of hardware and software provided by third-party vendors and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional equity capital.

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

OTHER

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

"SAFE HARBOR" STATEMENT

         The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the Statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company will not retain or grow its subscriber base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting the Internet, and (5) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included in the Company's Report on Form 10-K, as amended, for fiscal 1997 as well as the Company's other publicly filed reports and documents.

                                    PART II

                                OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the 1998 Annual Meeting of Stockholders held on June 17, 1998:

1. Election of two Class III Directors to the Board of Directors of the Company. The following votes were cast in the election of directors:

                    Class III Directors                        For                       Withhold Authority

                    Charles M. Brewer                       22,019,166                         72,063
                    Campbell B. Lanier, III                 22,019,286                         71,943

The term of two Class I Directors, Michael G. Misikoff and O. Gene Gabbard, and two Class II Directors, Michael S. McQuary and William H. Scott, III, did not expire at this Annual Meeting and each of them continue to serve as directors of the Company.

2. Proposed Amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, described in the proxy statement dated May 20, 1998. There were 20,282,781 votes cast for approval of the amendment, 1,785,015 votes cast against approval of the amendment and 23,433 abstentions.

3. Proposed Amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation to eliminate the Company's Class C Preferred Stock described in the proxy statement dated May 20, 1998. There were 14,198,208 votes cast for approval of the amendment, 66,570 votes cast against approval of the amendment and 50,841 abstentions. There were 7,775,610 broker non-votes recorded.

4. Proposed Amendment to 1995 Stock Option Plan described in the proxy statement dated May 20, 1998. There were 21,749,280 votes cast for approval of the amendment, 294,696 votes cast against approval of the amendment and 47,253 abstentions.

5. Proposed Amendment to Company's Directors Stock Option Plan described in the proxy statement dated May 20, 1998. There were 21,509,427 votes cast for approval of the amendment, 506,070 votes cast against approval of the amendment and 75,732 abstentions.

6. Proposed ratification of the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. There were 22,021,293 votes cast for ratification, 53,076 votes cast against ratification and 16,860 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  27. Financial Data Schedule (for SEC use only).

         (b) Report on Form 8-K

                  On June 25, 1998, the Company filed a Current Report on Form 8-K to report that, on June 24, 1998, the Company's Board of Directors had declared a three-for-one stock split to be effected in the form of a stock dividend.

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

                                 MINDSPRING ENTERPRISES, INC.
                                 ----------------------------
                                 (Registrant)

Date: August 13, 1998            By: /s/ Michael S. McQuary
                                     ------------------------
                                 Michael S. McQuary
                                 President and Chief Operating Officer

Date: August 13, 1998            By: /s/ Michael G. Misikoff
                                     ------------------------
                                 Michael G. Misikoff
                                 Executive Vice President and Chief Financial
                                 Officer

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                      Exhibit Description                         Page
--------                                                            ------------

   27.                   Financial Data Schedule (for SEC use only)