Form 10-Q
period 1998-09-30
MINDSPRING ENTERPRISES INC
filed 1998-11-16
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                               OUTSTANDING AT NOVEMBER 06, 1998
                                               --------------------------------

Common Stock at $.01 par value                         25,951,242 Shares
                                                       =================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (IN 000'S)



                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1998           1997
                                                                                (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................       $ 62,498       $  9,386
     Trade receivables, net ...............................................          2,370          2,002
     Prepaids and other current assets ....................................            602          1,043
                                                                                  --------       --------
         Total current assets .............................................         65,470         12,431
                                                                                  --------       --------

PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment ............................         26,458         18,050
     Assets under capital lease ...........................................          9,916          9,916
     Other ................................................................          3,679          1,805
                                                                                  --------       --------
                                                                                    40,053         29,771
     Less: accumulated depreciation .......................................        (11,678)        (6,133)
                                                                                  --------       --------
         Total property and equipment, net ................................         28,375         23,638
                                                                                  --------       --------

OTHER ASSETS:
     Acquired customer base, net ..........................................          5,280          7,477
     Other ................................................................            890            740
                                                                                  --------       --------
         Total other assets ...............................................          6,170          8,217
                                                                                  --------       --------

                                                                                  $100,015       $ 44,286
                                                                                  ========       ========




                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ...............................................       $  2,036       $  5,725
     Other accrued expenses ...............................................          8,270          5,209
     Current portion of capital lease obligations .........................          2,715          2,608
     Current portion of notes payable .....................................            593          2,043
     Deferred revenue .....................................................          4,961          2,198
                                                                                  --------       --------

         Total current liabilities ........................................         18,575         17,783
                                                                                  --------       --------

LONG-TERM LIABILITIES:
     Capital lease obligations ............................................          3,077          5,090
                                                                                  --------       --------
         Total liabilities ................................................         21,652         22,873
                                                                                  --------       --------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 60,000,000 shares authorized and 25,852,993 and 22,603,320 issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively..............            259            226
     Additional paid-in-capital............................................         84,967         34,916
     Accumulated deficit...................................................         (6,863)       (13,729)
                                                                                  --------       --------
       Total stockholders' equity..........................................         78,363         21,413
                                                                                  --------       --------
                                                                                  $100,015       $ 44,286
                                                                                  ========       ========

        The accompanying condensed notes to financial statements are an integral part of these statements.

                                  MINDSPRING ENTERPRISES, INC.
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                            (IN 000'S)

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                        1998           1997           1998           1997
                                      --------       --------       ---------      --------
REVENUE:
  Access                              $ 23,898       $ 10,858       $ 61,516       $ 27,267
  Subscriber start-up fees               1,019          1,025          3,279          2,832
  Business services                      3,778          2,084         10,344          5,249
                                      --------       --------       --------       --------
    Total revenue                       28,695         13,967         75,139         35,348
                                      --------       --------       --------       --------

COSTS AND EXPENSES:
  Costs of revenue-recurring             7,358          3,949         20,333         10,642
  Costs of revenue-start-up fees           618            440          1,834          1,100
  General and administrative             9,195          5,621         25,505         15,867
  Selling                                4,806          2,150         11,735          5,969
  Depreciation and amortization          3,278          2,273          9,244          6,161
                                      --------       --------       --------       --------
    Total cost and expenses             25,255         14,433         68,651         39,739


OPERATING INCOME (LOSS)                  3,440           (466)         6,488         (4,391)
INTEREST INCOME (EXPENSE), NET             665           (161)           590           (190)
                                      --------       --------       --------       --------
PRETAX INCOME (LOSS)                  $  4,105       $   (627)      $  7,078       $ (4,581)
INCOME TAXES                              (120)             0           (212)             0
                                      --------       --------       --------       --------

NET INCOME (LOSS)                     $  3,985       $   (627)      $  6,866       $ (4,581)
                                      ========       ========       ========       ========

NET INCOME (LOSS) PER SHARE:
     Basic                            $   0.15       $  (0.03)      $   0.29       $  (0.20)
                                      ========       ========       ========       ========
     Diluted                          $   0.15       $  (0.03)      $   0.27       $  (0.20)
                                      ========       ========       ========       ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
     Basic                              25,792         22,584         24,043         22,525
                                      ========       ========       ========       ========
     Diluted                            27,344         22,584         25,446         22,525
                                      ========       ========       ========       ========

Financial Statements - Continued


                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                   (IN 000'S)

                                                                    1998           1997
                                                                  --------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)........................................... $  6,866       $(4,581)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
     Depreciation and amortization...............................    9,244         6,161
     Changes in operating assets and liabilities:
         Trade receivables.......................................     (368)          (55)
         Other current assets....................................      441            89
         Trade accounts payable..................................   (3,689)       (1,551)
         Other accrued expenses..................................    3,061         2,978
         Deferred revenue........................................    2,763         1,194
                                                                  --------       -------
           Total adjustments.....................................   11,452         8,816
                                                                  --------       -------
         Net Cash Provided by Operating Activities...............   18,318         4,235
                                                                  --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.........................  (10,282)       (4,415)
     Purchase of customer base...................................   (1,350)         (620)
     Other.......................................................     (302)           33
                                                                  --------       -------
         Net Cash Used in Investing Activities...................  (11,934)       (5,002)
                                                                  --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable...................................   (1,450)         (386)
     Payments of capital lease obligations.......................   (1,906)       (1,261)
     Issuance of common stock....................................   50,084            78
                                                                  --------       -------
         Net Cash Provided by (Used in) Financing Activities.....   46,728        (1,569)
                                                                  --------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.................................................   53,112        (2,336)
CASH AND CASH EQUIVALENTS, beginning of period...................    9,386         9,653
                                                                  --------       -------

CASH AND CASH EQUIVALENTS, end of period......................... $ 62,498       $ 7,317
                                                                  ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest...................................... $    718       $   494
                                                                  ========       =======
     Cash paid for income taxes.................................. $    226       $    --
                                                                  ========       =======

SUPPLEMENTAL NON-CASH DISCLOSURES:
     Assets acquired under capital leases........................ $     --       $ 6,116
                                                                  ========       =======


                 The accompanying condensed notes to financial
                    statements are an integral part of these
                                  statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-27890).

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


2. The Company adopted SFAS No. 128, "Earnings Per Share", effective December 31, 1997. Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the three and nine months ended September 30, 1998. For the 1997 periods, the effect of the options is excluded, as it is antidilutive. Accordingly, no prior period restatement for previously reported quarters is required. The following table summarizes the shares used in the calculations:


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                  1998         1997           1998         1997
                                                -------      --------       -------      --------
(in 000's except per share data)
Weighted average shares                          25,792        22,584        24,043        22,525
     Outstanding-basic
Effect of dilutive stock options                  1,552             0         1,403
                                                -------      --------       -------      --------
Shares used for diluted earnings per share       27,344        22,584        25,446        22,525
                                                =======      ========       =======      ========

Net income (loss)                               $ 3,985      $   (627)      $ 6,866      $ (4,581)

Basic earnings (loss) per share                 $  0.15      $  (0.03)      $  0.29      $  (0.20)
                                                =======      ========       =======      ========
Diluted earnings (loss) per share               $  0.15      $  (0.03)      $  0.27      $  (0.20)
                                                =======      ========       =======      ========

3. For the quarter ended September 30, 1998, the Company recorded a provision for income taxes equal to its liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the quarter ended September 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997. The Company paid approximately $115,000 in cash payments for estimated income taxes in the quarter ended September 30, 1998. There were no cash payments for income taxes for the nine months ended September 30, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings because of various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $2.7 million at September 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

SUBSEQUENT EVENT

                  On September 10, 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc., a wholly-owned subsidiary of AOL ("Spry"), to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "SpryNet Agreement"). Pursuant to the SpryNet Agreement, MindSpring acquired Spry's subscriber base of individual Internet access customers in the United States and Canada as well as various assets used in serving those customers, including a customer support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "SpryNet" name. The purchase price for these assets is based primarily upon the number of acquired subscribers that remain MindSpring subscribers for a specified period of time, but will not be less than $25 million. The final purchase price is expected to be determined in the first quarter of 1999. The Company expects the aggregate purchase price to be between $35 million and $45 million. At the closing of this acquisition on October 15, 1998, the Company paid approximately $25 million of the purchase price to AOL. There was no financial impact for the periods presented related to the SpryNet Agreement.

ITEM 2-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a leading national Internet access provider that focuses on serving individuals and small businesses. The Company is also a leading provider of Web hosting services, a complement to its Internet access business and one of the fastest growing segments of the Internet marketplace. Through its network of Company-owned and third-party POPs, the Company can offer its services in 45 U.S. states and the District of Columbia via a local telephone call. As of September 30, 1998, the Company served approximately 455,000 subscribers, including approximately 18,000 Web hosting subscribers.

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

         On September 10, 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc., a wholly-owned subsidiary of AOL ("Spry"), to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "SpryNet Agreement"). Pursuant to the SpryNet Agreement, MindSpring acquired Spry's subscriber base of individual Internet access customers in the United States and Canada as well as various assets used in serving those customers, including a customer support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "SpryNet" name. The purchase price for these assets is based primarily upon the number of acquired subscribers that remain MindSpring subscribers for a specified period of time, but will not be less than $25 million. The final purchase price is expected to be determined in the first quarter of 1999. The Company expects the aggregate purchase price to be between $35 million and $45 million. At the closing of this acquisition on October 15, 1998, the Company paid approximately $25 million of the purchase price to AOL.

STATEMENT OF OPERATIONS

         The Company derives revenue primarily from monthly subscriptions and start-up fees from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under the Company's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). The Company also has a prepayment plan available to all dial-up subscribers which allows subscribers to prepay their access fees for either one or two years at a discounted rate. For the three months ended September 30, 1998 and 1997, the average monthly recurring revenue per dial-up subscriber was approximately $20 (monthly recurring revenue plus usage charges for non-"flat rate" subscribers, divided by total subscribers). Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging up to a maximum of $25. Aggregate subscriber start-up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. A majority of the Company's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.

         In addition, the Company earns revenue by providing Web-hosting, domain registration and Web page design services, Web-server co-location and full-time dedicated access connections to the Internet. The Company's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. The Company currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 18,000 Web hosting subscribers as of September 30, 1998. Through its domain registration services, the Company provides subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in the statements of operations and the "Results of Operations" table set forth below.

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

         The Company has added, and may in the future continue to add, MindSpring subscribers by purchasing customer bases from other Internet service providers. The Company amortizes such purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. Customer base purchases and related amortization for the quarter ended September 30, 1998 were not material to the Company's results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         The following table sets forth certain unaudited financial data for the three months ended September 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).


                                                           QUARTER ENDED            QUARTER ENDED
                                                         SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                         (000'S)     % OF        (000'S)     % OF
                                                                    REVENUE                 REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Access                                               $ 23,898        83%      $ 10,858         78%
   Subscriber start-up fees                                1,019         4%         1,025          7%
   Business services                                       3,778        13%         2,084         15%
                                                        --------       ---       --------       ----
          Total revenues                                  28,695       100%        13,967        100%
Costs and expenses:
   Costs of revenue-recurring                              7,358        26%         3,949         28%
   Costs of revenue-start-up fees                            618         2%           440          3%
   Selling, general and administrative                    14,001        49%         7,771         56%
   Depreciation and amortization                           3,278        11%         2,273         16%
                                                        --------       ---       --------       ----
         Total costs and expenses                         25,255        88%        14,433        103%
                                                        --------       ---       --------       ----
Operating income (loss)                                    3,440        12%          (466)        (3%)
Interest income (expense), net                               665         2%          (161)        (1%)
                                                        --------       ---       --------       ----
Income (loss) before taxes                                 4,105        14%          (627)        (4%)
Income tax provision                                        (120)        0%             0          0%
                                                        --------       ---       --------       ----
Net income (loss)                                          3,985        14%          (627)        (4%)
                                                        ========       ===       ========       ====

NET INCOME (LOSS) PER SHARE:
     Basic                                              $   0.15                 $  (0.03)
     Diluted                                            $   0.15                 $  (0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (000'S):
     Basic                                                25,792                   22,584
     Diluted                                              27,344                   22,584

OPERATING DATA:
Approximate number of subscribers at end of period       455,000                  224,000

Number of Company employees at end of period                 732                      465


         Revenue: Revenue for the three months ended September 30, 1998 totaled approximately $28,695,000, compared to approximately $13,967,000 for the three months ended September 30, 1997. The approximately 105% increase in period revenue resulted primarily from a 103% increase in subscribers. Revenues from dial-up access to the Internet for the three months ended September 30, 1998 represented approximately 83% of revenue, compared to approximately 78% of revenue for the same three months in the prior year. Subscriber start-up fees accounted for approximately 4% of revenue for the three months ended September 30, 1998, compared to approximately 7% for the three months ended September 30, 1997. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services, consisting primarily of Web Hosting services, decreased to approximately 13% of total revenue for the three months ended September 30, 1998 down from 15% of total revenue for the three months ended September 30, 1997.

         Costs of revenue-recurring: For the three months ended September 30, 1998, costs of revenue-recurring decreased to approximately 26% of total revenue, compared to approximately 28% of total revenue for the three months ended September 30, 1997. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue to approximately 31% in the third quarter of 1998 from approximately 36% in the third quarter of 1997. Exclusive of approximately $596,000 in discounts received in the third quarter of 1998 and $450,000 in discounts received in the third quarter of 1997 pursuant to the Company's network services agreement with PSINet, Inc. ("PSINet") ("the PSINet Services Agreement"), costs of revenue-recurring would have been approximately 33% and 41% of total dial-up access revenue, respectively. The discounts earned under the PSINet Services Agreement will end in October 1998. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs per subscriber in the Company's own network.

         Costs of revenue-start-up fees: For the three months ended September 30, 1998, subscriber start-up expenses decreased to approximately 2% of total revenue, compared to approximately 3% of total revenue for the three months ended September 30, 1997. Costs of revenue-start-up fees increased as a percentage of subscriber start-up revenue from approximately 43% for the three months ended September 30, 1997 to approximately 61% in the three months ended September 30, 1998. This increase of costs of revenue-start-up fees as a percentage of subscriber start-up revenue resulted from the Company more aggressively waiving the subscriber start-up fees during selected marketing campaigns in the third quarter of 1998. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

         Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 49% of revenue for the three months ended September 30, 1998, compared to approximately 56% of revenue for the three months ended September 30, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to certain costs, such as employee compensation, that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

         Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 11% of revenue for the three months ended September 30, 1998, compared to approximately 16% of revenue for the same period in the prior year. Amortization expense for the three months ended September 30, 1998 was approximately 5% of revenue compared to approximately 7% of revenue for the three months ended September 30, 1997. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 6% of total revenue for the three months ended September 30, 1998, compared to approximately 9% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in the cost of new equipment and improved utilization within the Company's network and the utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs. The Company anticipates amortization expense increasing in the near future as a percentage of revenue as a result of the Sprynet Agreement.


         Interest income (expense), net: Interest income for the three months ended September 30, 1998 consisted of approximately $873,000 of interest income earned on the investment of excess cash balances offset by approximately $208,000 related to capital leases of equipment and imputed interest related to a note payable issued to PSINet. For the three months ended September 30, 1997, the Company had interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet of approximately $258,000 and interest income of approximately $97,000.

         Income tax provision: For the three months ended September 30, 1998, the Company recorded a provision for income taxes equal to its estimated liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the three months ended September 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings due to various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $2.7 million at September 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

         Net income and income per share: As a result of the factors discussed above, the Company's net income for the three months ended September 30, 1998 was $3,985,000, or $0.15 basic and diluted income per share, compared to a net loss of $627,000, or $0.03 basic and diluted loss per share, for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The following table sets forth certain unaudited financial data for the nine months ended September 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data).

                                                        NINE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                       (000'S)        % OF       (000'S)        % OF
                                                                    REVENUE                   REVENUE
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Access                                             $ 61,516        82%      $ 27,267         77%
   Subscriber start-up fees                              3,279         4%         2,832          8%
   Business services                                    10,344        14%         5,249         15%
                                                      --------       ---       --------       ----
          Total revenues                                75,139       100%        35,348        100%
Costs and expenses:
   Costs of revenue-recurring                           20,333        27%        10,642         30%
   Costs of revenue-start-up fees                        1,834         2%         1,100          3%
   Selling, general and administrative                  37,240        50%        21,836         62%
   Depreciation and amortization                         9,244        12%         6,161         17%
                                                      --------       ---       --------       ----
         Total costs and expenses                       68,651        91%        39,739        112%
                                                      --------       ---       --------       ----
Operating income (loss)                                  6,488         9%        (4,391)       (12%)
Interest Income (expense), net                             590         0%          (190)        (1%)
                                                      --------       ---       --------       ----
Income (loss) before taxes                               7,078         9%        (4,581)       (13%)
Income tax provision                                      (212)        0%             0          0%
                                                      --------       ---       --------       ----
Net income (loss)                                        6,866         9%        (4,581)       (13%)
                                                      ========       ===       ========       ====

NET INCOME (LOSS) PER SHARE:
     Basic                                            $   0.29                 $  (0.20)
     Diluted                                          $   0.27                 $  (0.20)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (000'S):
     Basic                                              24,043                   22,525
     Diluted                                            25,446                   22,525

OPERATING DATA:
Approximate number of subscribers at end of period     455,000                  224,000

Number of Company employees at end of period               732                      465


         Revenue: Revenue for the nine months ended September 30, 1998 totaled approximately $75,139,000, compared to approximately $35,348,000 for the nine months ended September 30, 1997. The approximately 113% increase in period revenue resulted primarily from a 103% increase in subscribers. Revenues from dial-up access to the Internet for the nine months ended September 30, 1998 represented approximately 82% of revenue, compared to approximately 77% of revenue for the same nine months in the prior year. Subscriber start-up fees accounted for approximately 4% of revenue for the nine months ended September 30, 1998, compared to approximately 8% for the nine months ended September 30, 1997. The Company anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue. Business services, consisting primarily of Web Hosting services, remained relatively steady and represented approximately 14% and 15% of total revenue for the nine months ended September 30, 1998 and 1997, respectively.

         Costs of revenue-recurring: For the nine months ended September 30, 1998, costs of revenue-recurring decreased to approximately 27% of total revenue, compared to approximately 30% of total revenue for the nine months ended September 30, 1997. Costs of revenue-recurring also decreased as a percentage of dial-up access revenue to approximately 33% in the first nine months of 1998 from approximately 39% in the first nine months of 1997. Exclusive of $1,796,000 in discounts received in the first nine months of 1998 and $1,450,000 in discounts received in the first nine months of 1997 pursuant to the

PSINet Services Agreement, costs of revenue-recurring would have been approximately 36% and 44% of total dial-up revenue, respectively. The discounts earned under the PSINet Services Agreement will end in October 1998. This decrease of costs of revenue-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs per subscriber in the Company's own network.

         Costs of revenue-start-up fees: For the nine months ended September 30, 1998, subscriber start-up expenses decreased to approximately 2% of total revenue, compared to approximately 3% of total revenue for the nine months ended September 30, 1997. Costs of revenue-start-up fees increased as a percentage of subscriber start-up revenue from approximately 39% for the nine months ended September 30, 1997 to approximately 56% in the nine months ended September 30, 1998. This increase of costs of revenue-start-up fees as a percentage of subscriber start-up revenue resulted from the Company more aggressively waiving the subscriber start-up fees during selected marketing campaigns in the first nine months of 1998. The Company anticipates that start-up expenses will continue to decrease as a percentage of total revenue to the extent that the number of new subscribers decreases as a percentage of the entire subscriber base.

         Selling, general and administrative expenses: Selling, general and administrative expenses were approximately 50% of revenue for the nine months ended September 30, 1998, compared to approximately 62% of revenue for the nine months ended September 30, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from economies of scale with respect to certain costs, such as employee compensation, that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by management.

         Depreciation and amortization: Depreciation and amortization expenses decreased to approximately 12% of revenue for the nine months ended September 30, 1998, compared to approximately 17% of revenue for the same period in the prior year. Amortization expense for the nine months ended September 30, 1998 was approximately 5% of revenue compared to approximately 9% of revenue for the nine months ended September 30, 1997. Amortization expense resulted solely from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 7% of total revenue for the nine months ended September 30, 1998, compared to approximately 8% for the comparable period in the prior year. The decrease in depreciation expense as a percentage of total revenue resulted from efficiencies within the Company's owned POPs resulting from reductions in the cost of new equipment and improved utilization within the Company's network and the utilization of purchased network services as opposed to increasing capacity by the construction of additional Company-owned POPs. The Company anticipates amortization expense increasing in the near future as a percentage of revenue as a result of the Sprynet Agreement.


         Interest Income (expense), net: Interest income for the nine months ended September 30, 1998 consisted of approximately $1,308,000 offset by approximately $718,000 of interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet. For the nine months ended September 30, 1997, the Company had interest expense related to capital leases of equipment and imputed interest related to a note payable issued to PSINet of approximately $494,000 and interest income of approximately $304,000.

         Income tax provision: For the nine months ended September 30, 1998, the Company recorded a provision for income taxes equal to its estimated liability in various states at the enacted rates where it does not have any net operating loss carryforwards available. The remaining portion of the current period provision was offset by the reversal of previously recorded valuation allowance amounts. For the nine months ended September 30, 1997, no income tax benefit was recognized as the Company had a net taxable loss for the period and anticipated being in a net taxable loss position for the year ended December 31, 1997.

         The Company is continually assessing its income tax situation to determine when it is "more likely than not" that its deferred tax assets will be realized. Based on the Company's short history of earnings and the uncertainty of near term earnings due to various industry trends which may have a significant negative impact on near term earnings, management does not believe it is "more likely than not" that the deferred tax assets will be realized. When management believes this situation has changed, the Company will reverse its valuation allowance (approximately $2.7 million at September 30, 1998) through that period's tax provision. Prior to that point, the Company will reverse the valuation allowance against the current period's provision as realized.

         Net income and income per share: As a result of the factors discussed above, the Company's net income for the nine months ended September 30, 1998 was $6,866,000, or $0.29 basic income per share or $0.27 diluted income per share, compared to a net loss of $4,581,000, or $0.20 basic and diluted loss per share, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated net cash from operations in the amount of $18,318,000 for the nine months ended September 30, 1998 versus approximately $4,235,000 during the nine months ended September 30, 1997. The Company has primarily financed its operations to date through cash flows generated from operations, public and private sales of equity securities, loans from third parties and capital leases of equipment. The company completed a secondary public offering in June 1998 (the "June 1998 Offering"), issuing 3,000,000 shares at a price of $17.67 per share (offering information has been adjusted to reflect the Company's three-for-one stock split which occurred on July 24,
1998). The proceeds of the public
offering were approximately $49,747,000, net of underwriting discounts and expenses. The Company's investing activities of approximately $11,934,000 for the nine months ended September 30, 1998 primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. In addition to the net proceeds of the June 1998 Offering, the Company's primary financing activities for the nine months ended September 30, 1998 consisted of approximately $3,356,000 paid for capital lease obligations and to PSINet in connection with a transaction between the Company and PSINet in 1996 in which the Company purchased certain individual subscriber accounts of PSINet and related assets (the "PSINet Transaction"), offset by proceeds from the exercise of employee incentive stock options of $337,000. Total cash used in financing activities for the nine months ended September 30, 1997 was approximately $1,569,000, consisting of cash paid for capital lease obligations cash and paid to PSINet in connection with the PSINet Transaction.

         In connection with its acquisition of certain assets of Spry, MindSpring paid approximately $25 million to AOL on October 15, 1998. The final installment of the purchase price for this acquisition is expected to be paid in the first quarter of 1999. The Company expects to pay up to an additional $20 million to AOL for these assets based upon the number of acquired subscribers that remain MindSpring subscribers for the required period of time.

         As of September 30, 1998, the Company had cash on hand of approximately $62,498,000. The Company anticipates that it will continue to generate cash flows from operations in 1998. The Company estimates that its cash and financing needs for the next twelve months, assuming reasonable internal growth and considering the Sprynet Agreement, can be met by cash on hand and cash flow from operations. The Company's future capital requirements depend on several factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its subscriber base, the rate of expansion of the Company's network infrastructure, the level of resources required to expand the Company's marketing and sales efforts, the availability of hardware and software provided by third-party vendors and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and may otherwise limit the Company's ability to raise additional capital.

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

YEAR 2000

INTRODUCTION

         The term "Year 2000 issue" is a general term used to describe the various problems that may result form the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinghished dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

STATE OF READINESS

         The Company recently established a Year 2000 Program Office to coordinate appropriate activity and report to the Board of Directors on a continuing basis with regard to the Year 2000 issue. The Company's Year 2000 Program Office has developed and is currently implementing a comprehensive plan (the "Year 2000 Program") for the Company to become Year 2000 ready. The Year 2000 Program consists of six phases: (i) project planning and inventory of all of the Company's assets, (ii) assessment, (iii) renovation (whether by upgrade or replacement), (iv) testing and validation, (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures.

         The Year 2000 Program covers: (i) software products which are supplied by the Company to its customers, (ii) the Company's information technology and operating systems ("IT Systems"), and (iii) the Company's non-information technology systems, including embedded technology ("Non-IT Systems"). In addition, the Program calls for the Company to identify and assess the systems and services of the Company's major vendors, third party network service providers and other material service providers ("Third Party Systems"), and take appropriate remedial actions and develop contingency plans where appropriate in connection with such Third Party Systems.

         The Company supplies its customers with a software package that, among other things, allows its customers to access the Company's services. The software package consists of internally developed software (e.g., the MindSpring Internet Desktop interface) which is bundled with third party software (collectively, the "Access Product"). The Company believes that the current shipping version of its software package (including the MindSpring Internet Desktop) is Year 2000 ready. In addition, the Company believes that substantially all of its customer base is presently using a version of the Access Product that is Year 2000 ready.

         The Company has substantially completed the inventory phase of the Year 2000 Program for both its IT Systems and Non-IT Systems and has completed a majority of the assessment phase of the Year 2000 Program for the IT Systems and Non-IT Systems. The Company anticipates that it will complete the first two phases for such systems during the first quarter of 1999. The Year 2000 Program calls for the completion of all six phases for both IT and Non-IT Systems by the end of the second quarter of 1999. The Company has performed a technical review of many of the more critical Third Party Systems and has surveyed the publicly available statements issued by the vendors of such systems. Additionally, the Company has recently sent inquiry letters to its significant providers of Third Party Systems requesting information regarding their vulnerability to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. The Company intends to pursue appropriate responses to such inquiries and will evaluate the responses it receives.

         The Company recently completed its acquisition of Spry, Inc. ("Spry"). The Company is developing plans to identify and address Year 2000 related concerns with Spry as part of the natural integration of the Spry operation into the Company. Management believes that the Spry operation will not present any significant Year 2000 issues to the Company.

         The Company has not deferred any specific IT project due to the Year 2000 Program. To date, the Company has primarily utilized internal resources to develop and implement the Year 2000 Program. The Company will engage outside resources to supplement its internal resources if management determines it is necessary or desirable

COSTS

         The Company has incurred expenses of approximately $20,000 in connection with the implementation of the Year 2000 Program Office and Year 2000 Program. The Company estimates that an additional $200,000 to $250,000 in expenses will be incurred by the Company through the remainder of the Year 2000 Program. The costs and estimates provided include the Company's estimate of the cost of internal resources directly attributable to the Company's Year 2000 Program. The Company has funded, and anticipates that it will continue funding, the costs of the Year 2000 Program from cash flows. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company believes such costs will not have a material effect on the Company's financial condition, liquidity or results of operations.

RISKS

         The failure by the Company to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Presently, however, the Company perceives that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products. Specifically, the Company is heavily dependent on a significant number of third party vendors to provide both network services or equipment. A significant year 2000-related disruption of the network services or equipment provided to the Company by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is not presently aware of any vendor related Year 2000 issue that is likely to result in such a disruption. Although there is inherent uncertainty in the year 2000 issue, the Company expects that as it progresses in its Year 2000 Program, the level of uncertainty about the impact of the Year 2000 issue on the Company will be reduced significantly and the Company should be better positioned to identify the nature and extent of material risk to the Company as a result of any Year 2000 disruptions.

CONTINGENCY PLANS

         The Year 2000 Program calls for the development of contingency plans for at-risk functions The Company has established a Contingency Plan Committee to monitor and address the development of contingency plans. Due to the current phase in which the Company is in of its Year 2000 Program, the Company is currently unable at this time to fully assess its risks and determine what contingency plans, if any, need to be implemented by the Company. As the Company progresses in its Year 2000 Program and identifies specific risk areas, the Company intends to timely implement appropriate remedial actions and contingency plans.

         The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The Company's expectations about risks, future costs, and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results of differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include the Company's success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  27. Financial Data Schedule




         (b) Reports on Form 8-K

         On September 15, 1998, the Company filed a Current Report on Form 8-K to report that, on September 10, 1998, the Company entered into an Asset Purchase Agreement (the "SpryNet Asset Purchase Agreement") with Spry, Inc., a Washington corporation ("Spry") and America Online, Inc., a Delaware corporation ("AOL"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights in connection with the consumer dial-up Internet access business operated by Spry in the United States (the "SpryNet Acquisition").

         On November 13, 1998, the Company filed a Current Report on Form 8-K to report that, on October 15, 1998, the Company completed the SpryNet Acquisition in accordance with the SpryNet Asset Purchase Agreement. The Current Report on Form 8-K also included financial statements of Spry and pro forma financial information for the Company reflecting the SpryNet Acquisition.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MINDSPRING ENTERPRISES, INC.
                                   (Registrant)

Date: November 14, 1998            By: /s/ Michael S. McQuary
                                       ------------------------------------------------
                                   Michael S. McQuary
                                   President and Chief Operating Officer

Date: November 14, 1998            By: /s/ Michael G. Misikoff
                                       ------------------------------------------------
                                   Michael G. Misikoff
                                   Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

                                                                               Sequentially
                                                                               ------------
Exhibit                                                                          Numbered
-------                                                                          --------
Number                              Exhibit Description                            Page
------                                                                             ----

   27.                          Financial Data Schedule