Form 10-Q/A
period 1998-09-30
MINDSPRING ENTERPRISES INC
filed 1998-12-07
CIK 1005702

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                       OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to . . . . . . . . . . .

                       Commission file number 0-27890.

                          MINDSPRING ENTERPRISES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      58-2113290
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

         1430 West Peachtree Street, Suite 4000, Atlanta, Georgia 30309
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (404) 815-0770
                        ---------------------------------
              (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING AT AUGUST 13, 1998
                                        ------------------------------

Common Stock at $.01 par value                  25,789,623 Shares
                                                =================

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                      3.1 Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.

                      3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc.

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

                                          MINDSPRING ENTERPRISES, INC.
                                          ----------------------------
                                                  (Registrant)

Date: December 7, 1998                    By: /s/ Michael S. McQuary
                                             ---------------------------------
                                          Michael S. McQuary,
                                           President and Chief Operating Officer

Date: December 7, 1998                    By: /s/ Michael G. Misikoff
                                             ---------------------------------
                                          Michael G. Misikoff, Executive Vice
                                           President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                                  EXHIBIT DESCRIPTION                                      SEQUENTIALLY NUMBERED PAGE
--------------                                  -------------------                                      --------------------------

      3.1                Amended and Restated Certificate of Incorporation of MindSpring
                         Enterprises, Inc.

      3.2                Certificate of Amendment to Amended and Restated Certificate of
                         Incorporation of MindSpring Enterprises, Inc.

      27.                Financial Data Schedule (for SEC use only).