Form 10-K405
period 1998-12-31
MINDSPRING ENTERPRISES INC
filed 1999-03-30
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 COMMISSION FILE NUMBER 0-27890

                          MINDSPRING ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE                                                   58-2113290
    (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                       1430 WEST PEACHTREE, SUITE 400                                         30309
                              ATLANTA, GEORGIA                                             (Zip Code)
                      (principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of the registrant's common stock as of March 25, 1999 the aggregate market value of the common stock held by non-affiliates of the registrant is $1,914,463,972.*

The number of shares of common stock outstanding as of March 25, 1999 was 28,914,414.


---------------
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS

                                                                                                        PAGE
       PART I           Item 1.     Business...........................................                   1
                        Item 2.     Properties.........................................                  24
                        Item 3.     Legal Proceedings..................................                  25
                        Item 4.     Submission of Matters to a Vote of Security Holders                  25

       PART II          Item 5.     Market for Registrant's Common Stock and
                                    Related Stockholder Matters........................                  26
                        Item 6.     Selected Financial Data............................                  27
                        Item 7.     Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations................                  29
                        Item 7A.    Quantitative and Qualitative Disclosures
                                    About Market Risk..................................                  41
                        Item 8.     Financial Statements and Supplementary Data........                  41
                        Item 9.     Changes in and Disagreements With Accountants on
                                    Accounting and Financial Disclosure................                  41

       PART III         Item 10.    Directors and Executive Officers of the Registrant.                  42
                        Item 11.    Executive Compensation.............................                  44
                        Item 12.    Security Ownership of Certain Beneficial Owners
                                    and Management.....................................                  47
                        Item 13.    Certain Relationships and Related Transactions.....                  49

       PART IV          Item 14.    Exhibits, Financial Statement Schedules, and Reports
                                    on Form 8-K........................................                  50

       SIGNATURES......................................................................                  53

       INDEX TO FINANCIAL STATEMENTS...................................................                 F-1

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO  SCHEDULES.......................                 S-1


         This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include (1) that we will not retain or grow our subscriber base, (2) that we will not be able to successfully integrate new subscribers and/or assets obtained through acquisitions, (3) that we will fail to be competitive with existing and new competitors, (4) that we will not be able to sustain our current growth, (5) that we will not adequately respond to technological developments impacting the Internet, and (6) that financing will not be available to us if and as needed. This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in MindSpring's business, and should be read in conjunction with the more detailed cautionary statements included in this Form 10-K under the caption "Business -- Risk Factors."

                                     PART I

ITEM 1.         BUSINESS

         MindSpring is a leading national Internet service provider, or ISP. We focus on serving individuals and small businesses. Our primary service offerings are dial-up Internet access and business services, which we offer in various price and usage plans designed to meet the needs of our subscribers. Our business services include Web hosting, which entails maintaining a customer's Internet Web site; high-speed, dedicated Internet access; Web page design; domain name registration and customer Web server co-location. Web hosting, our principal business service, complements our Internet access business and is one of the fastest growing segments of the Internet marketplace.

         MindSpring offers subscribers complete Internet access and Web hosting solutions, placing an emphasis on user-friendly and easy to install software, network reliability, highly responsive customer service and superior technical support. Through our nationwide network of MindSpring-owned and third-party provider-owned points of presence, or POPs, our subscribers are able to access the Internet in the 48 contiguous U.S. states and the District of Columbia via a local telephone call.

         Over the past three years, we have rapidly increased our subscriber base and revenues by:

            -     providing superior customer service and technical support;

            -     expanding our marketing and distribution activities;

            -     making strategic acquisitions; and

            - creating additional revenue streams by offering value-added services such as Web hosting that build on our basic operating capabilities and services.

         Our subscriber base has grown from approximately 12,000 subscribers at December 31, 1995, to over 693,000 subscribers at December 31, 1998, including over 21,000 Web hosting subscribers. In February 1999, we completed the acquisition of substantially all of NETCOM On-Line Communication Services, Inc.'s subscriber accounts in the U.S., which increased our subscriber base to approximately 1.1 million subscribers, including approximately 45,000 Web hosting subscribers. As a result, MindSpring is currently the fourth largest ISP in the U.S. in terms of the number of subscribers.

         By providing superior service and support to our subscribers, making good build-versus-buy network decisions and achieving significant market penetration in a number of our target markets, we have achieved profitability ahead of many other national ISPs. For the year ended December 31, 1998, we had revenues of approximately $115 million, EBITDA of approximately $23 million, net income of approximately $8.8 million and earnings per share of $0.35, in each case excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million and our earnings per share were $0.41.

RECENT ACQUISITIONS

         In October 1998, we purchased substantially all of Spry, Inc.'s subscriber base of individual dial-up Internet access customers in the United States and Canada, including approximately 130,000 individual access accounts. We also acquired various assets used in serving those customers, including a leased customer support facility and a leased network operations facility in Seattle, Washington and all rights to the "Sprynet" name. Spry was a wholly-owned subsidiary of America Online, Inc. The purchase price for these assets was approximately $32 million.

         In February 1999, we purchased substantially all of NETCOM On-Line Communication Services, Inc.'s subscriber accounts in the U.S., including approximately 371,000 individual access accounts, approximately 3,000 dedicated Internet access accounts and approximately 22,000 Web hosting accounts. NETCOM, now known as ICG PST, Inc., is a wholly owned subsidiary of ICG Communications, Inc. MindSpring also acquired assets used in serving those customers, including leased operations facilities in San Jose, California and Dallas, Texas and ICG PST's rights to the "NETCOM" name (except in Canada, the United Kingdom and Brazil). ICG PST retained all of its assets used in connection with its network operations. Under a separate network services agreement with ICG PST, we purchase access to ICG PST's network. We paid $245 million for the NETCOM assets, consisting of $215 million in cash and $30 million in MindSpring common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

MINDSPRING SERVICES

         Our services include dial-up Internet access and business services, which consist of Web hosting and other services such as high-speed dedicated Internet access for small to medium-sized businesses, Web page design and Web-server co-location. MindSpring's primary service offerings, dial-up Internet access and Web hosting, are offered in various price and usage plans designed to meet the needs of our customers. We continuously evaluate the need to add additional product offerings and modify our service features based upon market demands.

         INTERNET ACCESS

         Dial-Up Internet Access. MindSpring's primary service offering is dial-up Internet access. As of December 31, 1998, approximately 84% of our total revenues were attributable to dial-up Internet access. The basic equipment requirements for an individual dial-up subscriber are a Windows 3.1 or later operating system or Macintosh computer with at least 8MB of RAM and a modem of
14.4 Kbps speed or faster. The subscriber's MindSpring connection is a direct, point-to-point protocol, or "PPP," connection to the Internet. A direct PPP connection enables a subscriber to use any standard Internet capable software that will run on the subscriber's computer.

         MindSpring currently offers the following five price plans for dial-up subscription, taking account of demand for both heavy and light Internet usage. Each plan requires a start-up fee of up to $25 (except for the Commercial plan, which has a start-up fee of $50), which is waived in certain instances depending upon the promotional method by which the subscriber is acquired.

         The Works. For $26.95 per month, individual subscribers receive unlimited usage (not intended to be a full-time connection) as well as 10MB of Web space, a personal Web page editor that permits subscribers to create and upload their own Web pages, and two additional mailboxes.

         Unlimited Access. Individual subscribers pay $19.95 per month for unlimited usage and 5MB of Web space. As with the Works Plan, the subscriber must disconnect when not actively accessing the Internet. The subscriber is not permitted, for example, to maintain a full-time computer connection as a World Wide Web server.

         Standard. Subscribers pay $14.95 per month for 20 hours of use and $1 per hour for each additional hour. Subscribers also receive 5MB of Web space.

         Light. Subscribers pay $6.95 per month for 5 hours of use and $2 per hour for each additional hour. Subscribers also receive 5MB of Web space.

         Commercial. Designed for small businesses, subscribers pay a $50 start-up fee and $99 per month thereafter in exchange for 160 hours of usage and $.75 for each additional hour. Subscribers receive 10 mailboxes and are not charged for simultaneous usage, which would permit several employees to be on-line at once without paying additional fees.

         Subscribers to each plan can also purchase additional features such as extra mailboxes for specified fees.

         Substantially all of our subscribers are on month-to-month subscriptions. MindSpring offers a 30-day money-back satisfaction guarantee for new subscribers. Billing is monthly, with payments made by the majority of subscribers by a monthly charge to the subscriber's credit card. Payment is made at the beginning of each billing cycle, although some subscribers are invoiced (for an extra charge). Subscribers, as well as MindSpring, may cancel an account at any time, with the cancellation taking effect as of the first day of the following billing month.

         A subscriber who is within local dialing range of one of the MindSpring POPs or a designated third-party provider POP can access the Internet with a local telephone call. MindSpring also offers access to its services through an "800" number for an additional charge. All dial-up subscribers can connect to the MindSpring network (including the third-party provider POPs) via modem at speeds up to 33.6 Kbps and over 90% of MindSpring's subscribers can connect at speeds up to 56 Kbps. In a majority of the cities that MindSpring serves, individual subscribers, except subscribers to the Unlimited Access and Commercial plans, can also choose to connect via ISDN at 64 Kbps or 128 Kbps. There is a one-time extra start-up fee of $25 for ISDN users who subscribe to the Standard and Light plans; otherwise, 64K ISDN pricing is the same as for modem subscribers, and 128K users pay a small surcharge. All dial-up subscribers also have the option of using MindSpring servers to publish information on the Internet through the World Wide Web or FTP. MindSpring subscribers may use the space made available on MindSpring's servers to make World Wide Web pages or computer data files available to the Internet.

         MindSpring recently introduced high-speed cable modem Internet access on a very limited basis in the Montgomery, Alabama area. We provide this service through an agreement with KNOLOGY Holdings, Inc., an affiliate of ITC Holding Company, Inc., one of our principal stockholders. Our ability to expand our geographic offering of this service will depend on KNOLOGY's enhancement and expansion of its network infrastructure and our access to other third-party cable and broadband networks. See "-- Competition -- Broadband Technologies" and "-- Risk Factors -- The Internet access and Web hosting markets are very competitive -- Broadband Technologies."

         BUSINESS SERVICES

         MindSpring business services consist of:

            - Web hosting, the business of maintaining a customer's Internet Web site,

            -      high-speed, dedicated Internet access,

            -      Web page design,

            -      domain name registration,

            -      customer Web server co-locations, and

            -      e-commerce services.

         As of December 31, 1998, business services revenues, which were derived almost entirely from Web hosting services, accounted for approximately 13% of our total revenues.

         Web Hosting. MindSpring offers Web hosting accounts for companies and other organizations that wish to create their own World Wide Web sites without maintaining their own Web servers and high-speed Internet connections. Web hosting subscribers can use their own domain names in their World Wide Web addresses. This type of Web hosting is called "virtual hosting." Web hosting subscribers create their Web sites themselves and then upload the pages to a MindSpring Web server. MindSpring's Web hosting service features state-of-the-art Web servers for high speed and reliability, a high-quality connection to the Internet, specialized customer support, advanced services features, such as secure transactions and VRML, or Virtual Reality Markup Language, a feature used to make Web pages seem three-dimensional, and reporting on site usage. MindSpring currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring has approximately 45,000 Web hosting subscribers, including approximately 22,000 Web hosting accounts acquired from NETCOM in February 1999.

         Web Page Design. Our Web page design services consist of four standard design packages from which a subscriber can choose or the subscriber can create a custom Web package from scratch. The subscriber provides the text for the Web site, and custom design work is available from MindSpring, including logo design, additional HTML pages, and database integration.

         E-commerce. We recently introduced our e-commerce hosting service, which enables even unsophisticated subscribers to set up an Internet storefront in virtually minutes. We offer merchants a complete suite of commercial hosting options including:

            -      Web hosting,

            -      Web site or Web page design,

            -      domain name registration,

            -      store front and back office applications,

            -      customer-to-merchant e-mail services,

            -      search engine registration,

            - encryption security certificates to assure confidentiality of transactions, and

            -      credit card and on-line payment processing services.

         Dedicated Access, Domain Registration and Web Server Co-location. MindSpring offers domain registration services and, in some markets, high-speed dedicated access connections to the Internet, including for the approximately 3,000 dedicated access accounts we purchased in the NETCOM acquisition. We also offer Web-server co-location services at our Atlanta headquarters and at our Dallas call center for subscribers who want to maintain their own Web servers in MindSpring's state-of-the-art telephony environment and receive a high-speed, full-time connection to the Internet. MindSpring's co-location services include
(1) 24-hour security monitoring, (2) an uninterrupted power supply, (3) climate control, (4) remote access for the subscriber, (5) tape swap, and (6) secure tape storage.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         MindSpring believes that excellent customer services and technical support is critical to our success in retaining and attracting new subscribers. We currently provide customer service and technical support through our call centers located in Atlanta, Georgia; Harrisburg, Pennsylvania; Phoenix, Arizona; Seattle, Washington; San Jose,

California; and Dallas, Texas. In February 1999, we acquired approximately 3,000 dedicated access accounts and related support personnel from NETCOM. These subscribers are generally small to medium-sized businesses that require full-time, dedicated connections to the Internet. We are in the process of integrating these subscribers into MindSpring's operations. Dedicated access subscribers generally require technical and customer support relating to the quality of and interruptions in the full-time Internet connection, which in turn will require MindSpring staff to interact and coordinate with the telephone company or other dedicated line providers. We believe that our ability to successfully integrate and support these acquired customers profitably will determine the extent to which we will seek to expand this line of business.

         MindSpring's customer service staff handles all questions regarding a subscriber's account and are available from 9 a.m. to 9 p.m. eastern time seven days a week, except for major holidays. As of February 28, 1999, we had approximately 200 customer service employees.

         Our technical support staff handles questions related to the provision of our services such as questions regarding installation of MindSpring's service, connection to our network and use of various software applications. MindSpring's technical support staff is available 24 hours a day, seven days a week, except for major holidays. As of February 28, 1999, we had over 820 technical support employees. In the NETCOM acquisition, we assumed a third-party technical support service contract through which NETCOM had provided technical support to the subscribers we acquired. We plan to continue to provide technical support to the acquired NETCOM subscribers under this contract until approximately the last quarter of 1999, when we expect that substantially all of these subscribers will have transitioned to the MindSpring software.

         Subscribers can call any of our call center facilities for customer service and technical support through a local telephone number, for those cities local to a call center, or a toll-free "800" number. Subscribers can also e-mail their questions directly to a customer service and technical support address at MindSpring. In addition, we maintain MindSpring-specific newsgroups on the Internet where subscribers can post requests for help and other subscribers, as well as MindSpring support personnel, can respond.

SALES AND MARKETING

         MindSpring believes that the market for individual Internet access is heavily influenced by person-to-person referrals. Accordingly, our marketing efforts have been geared, among other things, toward generating positive referrals and stimulating subscriber growth and retention by providing exceptionally high-quality service to our existing subscribers. We also offer a $10 credit to existing subscribers each time a new subscriber names the existing subscriber as the referral source. A significant number of MindSpring's new subscribers indicate that an existing subscriber referred them.

         We also engage in targeted marketing and distribution efforts in markets where there is the opportunity for substantial market penetration. We believe that high geographic concentrations of subscribers improve network economics and reduce subscriber acquisition costs, thereby resulting in higher margins. While continuing to encourage referrals from existing subscribers, we plan to increase our print publication, radio, television and direct mail advertising in certain targeted major metropolitan areas throughout the United States in order to achieve greater density in our subscriber base.

         In addition, we have pursued nationwide strategic alliances available to MindSpring as a result of our nationwide access and reputation for reliability and high quality. Such nationwide marketing opportunities may include, among others, entering into large-scale bundling arrangements with complementary products, such as computers, software products, multimedia books, and CD-ROM merchandise, and seeking strategic alliances available with complementary businesses operating in our service areas, such as Internet-oriented training organizations and consulting firms, World Wide Web content developers, computer networking firms, media companies, telecommunications companies, local area network and World Wide Web consulting companies, and other Internet access companies that specialize in providing dedicated connections. The nature and terms of these alliances vary.

         We intend to continue to expand our marketing and distribution efforts. We will continue to closely monitor the results of our marketing techniques as part of an ongoing effort to increase the cost-effectiveness of our marketing efforts.

         We have attempted to maintain a high degree of personal contact with the communities that we serve, and we have a staff of territory managers who are responsible for generating interest in MindSpring in these communities. MindSpring marketing personnel spend considerable time meeting with and making presentations to groups representing potential subscribers, such as computer user associations, high-technology business associations, and educational institutions. We plan to continue these efforts in the southeastern United States, New York, California, Phoenix, Arizona and Chicago, Illinois and to selectively expand them to include key metropolitan areas in other regions of the country.

         Sales are consummated by MindSpring's telephone sales force, which responds to incoming subscription inquiries, as well as through an on-line sign-up procedure. The on-line registration module, which is available in MindSpring's retail software package, through MindSpring's Web site and through various Original Equipment Manufacturer, or OEM, arrangements, enables a user to become a MindSpring subscriber by selecting service plans and billing methods on-line, without the need to speak to a MindSpring employee.

NETWORK INFRASTRUCTURE

         Geographic Coverage. Through our nationwide network of MindSpring-owned and third-party provider-owned points of presence, or POPs, our subscribers are able to access the Internet in the 48 contiguous U.S. states and the District of Columbia via a local telephone call. We purchase access to third-party provider POPs through network services agreements with PSINet, Worldcom Advanced Networks (formerly Gridnet International, L.L.C.), GTE Internetworking Incorporated (formerly BBN Planet Corporation) and ICG PST.

         We believe that using a combination of MindSpring-owned POPs and POPs owned by third-party network providers enables us to provide Internet access services on a nationwide basis while managing the timing and magnitude of our capital expenditures. We employ a strategy of leasing POPs from third-party providers in locations where it is more economical to do so. These are typically geographic areas where MindSpring has lower market penetration than areas we serve through MindSpring POPs. We periodically reevaluate the economics of this strategy and, if warranted, we may install a MindSpring POP to replace or overlap with a leased POP.

         MindSpring POPs. Each MindSpring POP typically consists of data communications equipment such as 3Com(R) Total Control modem chassis, 3Com(R) or Bay Networks switches and Cisco Systems routers, the majority of which are currently co-located with a local telecommunications or media company. The 3Com(R) modem chassis employed by MindSpring support both ISDN and analog terminations. MindSpring has upgraded all modem chassis to support the new international 56Kb modem standard, V.90.

         Each MindSpring POP is connected to MindSpring's Atlanta Network Data Center. These connections consist of either a private line point-to-point Internet Protocol, or "IP" connection, or a frame relay connection. In addition, we use private peering points to more efficiently manage our network traffic. A private peering point is a point where our network connects to the network of one of our third-party network providers. This enables us to route network traffic along the shortest path feasible.

         We refer to some of our POPs as "super-POPs." A super-POP is a POP where MindSpring co-locates its equipment with a competitive local exchange carrier, or "CLEC". By co-locating with a CLEC, we are able to aggregate Internet traffic from multiple local calling areas into a single modem pool via local telephone numbers. This creates, in effect, a "super-POP," enabling MindSpring to offer local dial-up access out of a single POP to areas that would otherwise require co-location sites in each local dial-up area -- that is, multiple POPs -- to accomplish the same task. As part of our strategy, we intend to open additional super-POPs where demand and other economic factors warrant.

         Atlanta Network Hub. MindSpring's Atlanta Network Data Center is connected to Internet backbone providers such as GTE Internetworking via large leased telecommunications lines called DS-3s. MindSpring's Atlanta Network Data Center is supported by dual SONET rings provided by BellSouth Corporation and

MediaOne. The Data Center has a back-up generator for emergency use in the event of a prolonged loss of electric power. In addition to dial-up subscribers, most of MindSpring's Web hosting and Web-server co-location customers are served from this location.

         Network Operations Center. MindSpring maintains a Network Operations Center at our Atlanta headquarters through which our technical staff monitors network traffic, service quality, and security, as well as equipment at individual POPs, to ensure reliable Internet access. The Network Operations Center is staffed 24 hours a day, 7 days a week. We also monitor network operations through our facilities in Seattle, Washington and Dallas, Texas. In the future, we may use our other call center facilities to supplement or add redundancy to this network monitoring capability. In addition, we continue to invest in improved network monitoring software and hardware systems.

MINDSPRING SOFTWARE

         An important component of our service offering for dial-up subscribers is the MindSpring starter kit. The starter kit includes the MindSpring installation program, front-end software and documentation, an on-line registration module (retail version only), network software that enables a subscriber to connect to the Internet, and application programs. See "-- Subscriber Applications." Our subscribers acquired from Spry and NETCOM connect to the Internet using software that we acquired in those acquisitions. Those subscribers may switch to MindSpring software at their option at any time.

         Our objectives in developing and providing the MindSpring starter kit are to:

         Simplify Installation. MindSpring's software package automatically configures all the individual Internet access programs after one-time entry by the user of a few required fields of information (name, user name, password, etc.).

         Provide a Convenient and Intuitive Starting Place for Subscribers. MindSpring's front-end software allows subscribers to connect and disconnect, see any current messages from MindSpring, check their monthly usage, see if they have any e-mail, and launch any of their Internet application programs, all from one screen. "Help" files and the accompanying documentation contain information on troubleshooting and things to do on the Internet. Links to the most popular content sites are also provided.

         Enhance Efficiency of MindSpring's Support Services. High-quality software with which our technical support representatives are familiar makes it easier for MindSpring to provide fast and efficient customer service and technical support. Software that is reliable and easy to install and use also tends to reduce subscriber need for extensive customer service and technical support services.

         Provide State-of-the-Art Applications. MindSpring uses existing applications developed by third parties in its software package. We believe that this approach will enable us to include state-of-the-art software in our package and to keep pace with technology developments by replacing applications with newer or better programs as they become available without diverting resources by attempting to develop new applications programs.

SUBSCRIBER APPLICATIONS

         MindSpring subscribers use their accounts for, among other things, communicating, retrieving information, and publishing information on the Internet. In our surveys of our subscribers, a substantial number of MindSpring's individual subscribers report that they use their MindSpring accounts for personal as well as business purposes. The subscriber's MindSpring connection is a direct PPP connection, enabling subscribers to use any standard Internet-capable software that will run on their computers. A complete set of the most popular Internet applications are part of the MindSpring starter kit software package, including:

         Electronic Mail. E-mail allows subscribers to exchange electronic messages with anyone else who has an Internet e-mail address. These messages are usually text only but can also include other kinds of computer files (such as images, computer programs, or word processing documents), which are sent as attachments. MindSpring's software package includes the Eudora Light(R) E-mail application.

         The World Wide Web. The World Wide Web allows a multimedia presentation of material (i.e., text, graphic, sound, and video). Users can move from one World Wide Web site to another by clicking on hypertext links and can interact with the World Wide Web information providers through typed input. The software programs that allow users to explore the World Wide Web are known as "browsers." The browser applications currently included in MindSpring's software package are Microsoft's Internet Explorer(R) and Netscape Navigator(R).

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

         MindSpring has obtained permission and, in certain cases, licenses from each manufacturer of the software that we bundle in MindSpring's front-end software product for Windows and Macintosh subscribers. See " --Proprietary Rights."

BILLING AND MANAGEMENT INFORMATION SYSTEMS

         A majority of our individual subscribers pay their MindSpring fees automatically by credit card each month. MindSpring generally sends monthly invoices to commercial accounts with multiple users. Billing calculations and payment transactions are managed on our automated billing system. We expect to continue to modify and upgrade our billing system as needed in order to maintain our ability to bill and collect amounts due and to be responsive to changes in the market.

PROPRIETARY RIGHTS

         General. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, MindSpring's success and ability to compete depends in part upon our technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with MindSpring. These agreements provide that confidential information developed or made known during the course of a relationship with MindSpring must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         Licenses. We have obtained authorization to use the products of each manufacturer of software that we bundle in MindSpring's front-end software product for Windows and Macintosh subscribers. The particular applications included in the MindSpring starter-kit have, in some cases, been licensed. MindSpring currently intends to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. MindSpring may also want or need to license other applications in the future. License fees charged to MindSpring upon enrollment of additional subscribers are included in the cost of subscriber start-up fees. Other applications included in the MindSpring starter kit are shareware that MindSpring has obtained permission to distribute or that are from the public domain and are freely distributable. MindSpring developed the front-end software programs in MindSpring's starter kit for Windows 3.1, Windows 95, and Macintosh. We have acquired some software, trademarks and other proprietary technology from Spry and NETCOM which we may continue to use for acquired subscribers. See "-- Risk Factors."

COMPETITION

         The markets for the provision of Internet access and business services to individuals and small businesses are extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future competitors, many of whom may have financial resources greater than ours. Increased competition could cause us to increase our selling and marketing expenses and related subscriber acquisition costs and could also result in increased subscriber attrition. We may not be able to offset the effects of these increased costs through an increase in the number of our subscribers or higher revenue from enhanced services, and we may not have the resources to continue to compete successfully. These developments could adversely affect our business, financial condition and results of operations.

         Competitive Factors. We believe that the primary competitive factors determining success in the Internet access and business services markets are a reputation for reliability and service, effective customer support, pricing, easy-to-use software, and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing, and other resources. In addition, every local market that we have entered or intend to enter is served by multiple local ISPs.

         Our Competitors. We currently compete or expect to compete with the following types of companies:

         - established on-line commercial information service providers, such as AOL;

         - national long-distance carriers, such as AT&T Corp. and MCI WorldCom, Inc.;

         -    national commercial ISPs, such as EarthLink Network, Inc.;

         - computer hardware and software and other technology companies, such as IBM Corp. and Microsoft Corporation;

         - numerous regional and local commercial ISPs which vary widely in quality, service offerings, and pricing;

         - national and regional Web hosting companies that focus primarily on providing Web hosting services;

         -    cable operators and on-line cable services;

         -    local telephone companies and regional Bell operating companies;
              and

         -    nonprofit or educational ISPs.

         We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access and business services markets. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access and business services, resulting in even greater competition for us. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access and business services solutions and significantly increasing pricing pressures on us. The ability of our competitors to acquire other ISPs, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access or Web hosting could also put us at a significant competitive disadvantage.

         Broadband Technologies. We also face competition from companies that provide broadband connections to consumers' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may include Internet access or business services such as Web hosting using broadband technologies in their basic bundle of services or may offer Internet access or business services for a nominal additional charge. Broadband technologies enable consumers to transmit and receive print, video, voice and data in digital form at significantly faster access speeds than existing dial-up modems.

         The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmission, and to provide better Internet services and products may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the Federal Communications Commission, or FCC, declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and telephone facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly become the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

         No International Operations. We do not currently compete internationally, except we have a small number of Canadian subscribers obtained in the Spry acquisition. If the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, we may be at a competitive disadvantage relative to our competitors.

GOVERNMENT REGULATION

         As an Internet service provider, we are not currently directly regulated by the FCC or any other agency, other than regulations applicable to businesses generally. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that Internet service providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996.

         This finding is important because it means that regulations that apply to telephone companies and similar carriers do not apply to us. We also are not required to contribute a percentage of our gross revenues to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries, and some health care providers. The FCC action is also likely to discourage states from regulating Internet service providers as telecommunications carriers or imposing similar subsidy obligations.

         Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. We cannot predict whether in the future the FCC will modify its current policies against regulation of ISPs.

         MindSpring also could be affected by any change in the ability of customers to reach our network through a dial-up telephone call without any additional charges. This practice has allowed ISPs to offer flat-rate, non-usage sensitive pricing, and has been an important reason for the growth in Internet use. Recently, the FCC ruled that connections linking end users to their ISPs are jurisdictionally interstate rather than local, but the FCC did not subject such calling to the access charges that apply to traditional telecommunications companies. Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. MindSpring could be adversely affected by any regulatory change that would result in application of access charges to Internet service because this would substantially increase the cost of using the Internet. However, the FCC Chairman has stated that he opposes Internet-related access charges, and we believe that this development is unlikely, with one possible exception that is not currently relevant to our business. Specifically, there is substantial debate as to whether carrier access charges, or the universal support obligations discussed above, should apply to Internet-based telephone services that substitute for conventional telephony. We have no current plans to install gateway equipment and offer telephony, and so we do not believe we would be directly affected by these developments were they to occur.

         The law relating to the liability of Internet service providers and on-line services companies for information carried on, stored on, or disseminated through their network is unsettled, even with the recent enactment of the Digital Millennium Copyright Act. While no one has ever filed a claim against us relating to information carried on, stored on, or disseminated through our network, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our business, financial condition and results of operations.

         If, as the law in this area develops, we become liable for information carried on, stored on, or disseminated through our network, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some of our products or services.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.

RISK FACTORS

         Our business is subject to certain risks, including the following:

         WE HAVE A LIMITED OPERATING HISTORY DURING WHICH WE HAVE INCURRED SIGNIFICANT ANNUAL OPERATING LOSSES.

         We started our business on February 24, 1994 and began offering Internet access in June 1994. Our limited historical operating data and rapid growth may make it more difficult for you to evaluate our performance. Before 1998, we had incurred annual operating losses in each year since we started our business. Our annual net losses since 1995 and our accumulated deficit as of December 31, 1998 are as follows:


                                                  Annual              Accumulated Deficit
                                                 Net Loss            as of December 31, 1998
                                                 --------            -----------------------
                     1995                       $1,959,000
                     1996                       $7,612,000
                     1997                       $4,083,000
                     1998                          N/A                      $3,185,000

         Our ability to maintain profitability and positive cash flow depends upon a number of factors, including our ability to increase revenue while maintaining or reducing per subscriber costs. We may not succeed in increasing revenue while maintaining or reducing per subscriber costs or achieving or sustaining positive cash flow in the future, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

         THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITIONS OF SUBSCRIBER ACCOUNTS, INCLUDING THE SPRY AND NETCOM ACQUISITIONS.

         As part of our business strategy, we have acquired subscriber accounts and related assets from other companies. In October 1998, we acquired approximately 130,000 subscribers and related assets of Spry, Inc. from America Online, Inc. In February 1999, we completed the acquisition of approximately 400,000 subscribers from NETCOM On-Line Communication Services, Inc., now known as ICG PST, Inc., a wholly owned subsidiary of

ICG Communications, Inc. We will continue to evaluate strategic acquisitions of businesses and subscriber accounts principally relating to our current operations. These transactions commonly involve risks. These risks include, among others, that:

         - we may experience difficulty in assimilating the acquired operations and personnel;

         -    the acquisition may disrupt our ongoing business;

         - the acquisition may divert management's attention from our ongoing business;

         - we may not be able to successfully incorporate acquired assets and technology into our service offerings;

         - we may not be able to maintain uniform standards, controls, procedures, and policies;

         - we may lack the necessary experience to enter new markets and add new services; and

         - an acquisition may impair our relationships with employees and subscribers as a result of changes in management.

         We may not be successful in overcoming these risks or any other problems encountered in connection with the Spry and NETCOM acquisitions or any future transactions. In addition, these transactions and any future transaction could require us to (1) issue additional equity securities, which would dilute our stockholders, (2) incur additional debt, or (3) amortize acquisition or debt-related expenses for goodwill and other intangible assets. We were required to take each of these actions to complete the NETCOM acquisition. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

         WE CANNOT ASSURE YOU THAT WE WILL EFFECTIVELY MANAGE OUR GROWTH.

         We may not be successful in effectively managing our growth. Our rapid growth has in the past placed, and may in the future place, a significant strain on our business and financial resources. The rapid expansion of our subscriber base, including through the Spry and NETCOM acquisitions, has placed increasing demands on our customer service and technical support resources. Failure to manage our recent and anticipated growth could have a material adverse effect on our business, results of operations and financial condition.

         For us to effectively (1) manage our rapidly growing operations, (2) successfully integrate newly acquired assets, including those acquired in the Spry and NETCOM acquisitions, and (3) continue to implement a nationwide strategy and network, we must:

         - continue to implement and improve our operational, financial, and management information systems;

         - closely monitor service quality, particularly through third-party points-of-presence, or "POPs";

         -    integrate leased physical sites;

         - acquire and install necessary equipment and telecommunications facilities;

         - implement marketing efforts in new and existing markets, which may involve expanding our marketing strategy to include telemarketing and other methods;

         - add new services and provide related customer and technical support;

         - employ qualified personnel to provide technical and marketing support for new sites;

         - identify, attract, train, integrate, and retain other qualified personnel, including new management personnel;

         -    develop additional expertise; and

         -    continue to expand our operational and financial resources.

         WE HAVE SIGNIFICANT DEBT AND WE MAY BE UNABLE TO SERVICE THAT DEBT.

         On February 17, 1999, we entered into a credit agreement with First Union National Bank and other lenders establishing a $100 million secured revolving credit facility. Also on February 17, 1999, we borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. At December 31, 1998, giving effect to the Spry acquisition, the NETCOM acquisition and the borrowings under the credit facility as if they had occurred on January 1, 1998:

         -    we would have had $85.1 million of indebtedness;

         -    stockholders' equity would have been $237.1 million; and

         - our earnings would have been insufficient to cover our fixed charges for the year ended December 31, 1998 by $96.2 million.

         Even if we repay all amounts outstanding under our credit facility, we will have significant additional debt upon completion of our recently announced offering of $130,000,000 principal amount of convertible subordinated notes. We cannot assure you that we will be able to improve our earnings before fixed charges or that we will be able to meet our debt service obligations under our credit facility or the convertible subordinated notes. We will be in default under the terms of our credit facility if (1) we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or (2) we otherwise fail to comply with the various covenants in our debt obligations. A default would permit the holders of the indebtedness to accelerate its maturity. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. In addition, we are required under the terms of the credit facility to obtain, by May 19, 1999, landlord consents under some of our operating leases. If we do not obtain these consents by the required date, the lenders' commitment under the credit facility could be reduced to $20 million, which could have a material adverse effect on our business, financial condition and results of operations. For a more detailed description of our secured credit facility, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1999.

         Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

         - limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

         - limiting our flexibility in planning for, or reacting to, changes in our business;

         - placing us at a competitive disadvantage to those of our competitors having lower levels of debt;

         - making us more vulnerable to a downturn in our business or the economy generally; and

         - requiring us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, instead of contributing those funds to other purposes, such as working capital and capital expenditures.

         To be able to meet our obligations under our credit facility, we must successfully implement our business strategy, which includes:

         -    expanding our network;

         - attracting or acquiring and retaining a significant number of subscribers; and

         -    achieving significant and sustained growth in our cash flow.

         We cannot assure you that we will successfully implement our business strategy or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will in turn depend upon prevailing economic conditions and financial, business and other factors.

         If the implementation of our business strategy is delayed or unsuccessful, or if we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain necessary financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our indebtedness under circumstances that might not be favorable to realizing the highest price for those assets. A substantial portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

         VARIOUS FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT OUR OPERATING RESULTS AND CAUSE POTENTIAL FLUCTUATIONS IN OUR QUARTERLY RESULTS.

         Our future success depends on a number of factors, many of which are beyond our control. In particular, our revenue depends on our ability to attract and keep subscribers. We normally offer our new subscribers a 30-day money-back satisfaction guarantee. In addition, our subscribers, including the recently acquired Spry and NETCOM subscribers, may discontinue their service at the end of any month for any reason. We incur some expenses based on our expectations of future revenue. If revenue is less than we expect, we may not be able to reduce expenses proportionately. If we do not do so, our operating results, cash flows, and liquidity will likely be adversely affected.

         Our operating results, cash flows and liquidity may also fluctuate significantly in the future due to other factors beyond our control which include:

         -    how quickly we are able to acquire new subscribers;

         -    how expensive it will be to acquire new subscribers;

         - the impact of increased depreciation and amortization from acquisitions;

         - how much money we have to spend to improve our business and expand our operations;

         - how quickly we are able to develop new products and services that our subscribers require;

         -    how our prices compare to those of our competitors;

         - whether customers accept our new and enhanced products and services;

         -    how much our operating expenses increase;

         -    the nature of changes in our strategy;

         -    whether we lose key employees;

         - whether we experience business disruptions resulting from third parties encountering "Year 2000" computer problems;

         - whether and how quickly alternative technologies introduced by our competitors gain market acceptance;

         - whether our arrangements with third-party network providers under various services agreements prove to be viable;

         -    changes in laws and regulations which affect our business;

         - the extent to which we experience increased competition in our markets; and

         -    other general economic factors.

         Due to all of the foregoing factors, it is likely that in some future periods, our operating results and/or our growth rate will be below what public market analysts and investors expect. If that happens, the market price of our common stock could decline materially.

         Technology and industry standards relating to our business are constantly evolving and our success depends on our ability to keep pace with these developments.

         The market for Internet access and Web hosting is characterized by rapidly changing technology, evolving industry standards, changes in subscriber needs, and frequent new service and product introductions. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, and to enhance our existing services and develop new services to meet changing subscriber needs on a timely and cost-effective basis. We may not be successful in achieving these goals.

         We believe that our ability to compete successfully will also depend upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. Although we intend to support emerging standards in the market for Internet access, industry standards may not be established or, if they are established, we may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. In addition, others may develop services or technologies that will render our services or technology noncompetitive or obsolete.

         We are also at risk to fundamental changes in the way customers access the Internet. Currently, customers access Internet services primarily through computers connected by telephone lines. Several companies, however, have developed cable television modems that transmit data at substantially faster speeds than the modems that we and most of our subscribers currently use. As the Internet becomes accessible through these cable television modems and by screen-based telephones, wireless products, televisions, and other consumer electronic devices, or as subscriber requirements change the way Internet access is provided, we must develop new technology or modify our existing technology to accommodate these developments.

         We will have to continue to modify and expand the means by which we deliver our services. As discussed below, our ability to offer cable wire access to our subscribers may depend on our ability to negotiate agreements with cable companies and, therefore, may be very limited. Our pursuit of technological advances, such as a new technology called Digital Subscriber Lines, or "DSL," that uses telephone lines for high-speed data transfers, may require substantial time and expense. We may not succeed in adapting our Internet access business to alternate access devices and conduits.

         WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS.

         We must continue to enhance and develop our network to maintain our competitive position and continue to meet the increasing demands for service quality, availability, and competitive pricing. Despite the availability of additional network capacity from third-party network providers, we intend to maintain the flexibility to expand or open MindSpring POPs or make other capital investments as dictated by subscriber demand or strategic considerations. To open new MindSpring POPs, we must spend significant amounts of money for new equipment as well as for leased telecommunications facilities and advertising. In addition, to further expand our subscriber base nationwide, we will probably have to spend significant amounts of money on additional equipment to maintain the high speed and reliability of our Internet access services. We may also need to spend significant amounts of cash to:

         -    fund growth, operating losses and increases in expenses;

         - take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; or

         - otherwise respond to unanticipated developments or competitive pressures.

         If we do not have enough cash on hand, cash generated from our operations, or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating plans. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding and attempt to attain profitability in our existing operations.

         OUR BUSINESS DEPENDS ON OUR NETWORK INFRASTRUCTURE, INCLUDING OUR ABILITY TO OBTAIN SUFFICIENT NETWORK CAPACITY.

         The future success of our business will depend on the capacity, reliability, and security of our network infrastructure, including the third-party POPs. We will need to use substantial financial, operational, and management resources to expand and adapt our network infrastructure to meet the needs of an increasing number of subscribers and to accommodate the expanding amount and type of information they wish to transfer. We may not be able to expand or adapt our network infrastructure to meet additional demand or changing subscriber requirements on a timely basis and at a commercially reasonable cost, or at all.

         In the past we have experienced shortages in bandwidth capacity, both at the level of particular POPs, which affects only subscribers attempting to use the particular POP, and in connection with system-wide services, such as e-mail and news group services. If we do not maintain sufficient bandwidth capacity in our network connections, subscribers will perceive a general slowdown of all services on the Internet. We will sometimes temporarily delay adding new subscribers in cities experiencing significant capacity constraints until the capacity constraints can be alleviated. This is done to protect the service levels for current subscribers. Similar problems can occur if we are unable to expand the capacity of our information servers for e-mail, news, and the World Wide Web fast enough to keep up with demand from our rapidly expanding subscriber base. If the capacity of our servers is exceeded, subscribers will experience delays when trying to use a particular service. While our objective is to maintain excess capacity, our failure to expand or enhance our network infrastructure on a timely basis or to adapt it to an expanding subscriber base, changing subscriber requirements, or evolving industry standards could materially adversely affect our business, financial condition, and results of operations.

         WE ARE DEPENDENT ON THIRD-PARTY NETWORK PROVIDERS.

         In a significant number of markets, we provide Internet access exclusively through third-party POPs. Our ability to provide Internet access to our subscribers will be limited if (1) third-parties are unable or unwilling to provide POP access to our subscribers, (2) we are unable to secure alternative POP arrangements upon partial or complete termination of third-party network provider agreements or (3) there is a loss of access to third-party POPs for other reasons. These events could also limit our ability to further expand nationally, which could, in turn, have a material adverse effect on our business. If we lose access to third-party POPs under our current arrangements, we may not be able to make alternative arrangements on terms acceptable to us, or at all. We do not currently have any plans or commitments with respect to alternative POP arrangements, although there are some geographic overlaps among our current arrangements. Moreover, while our contracts with the third-party providers require them to provide commercially reliable service to MindSpring's subscribers with a significant assurance of accessibility to the Internet, the performance of third-party providers may not meet our requirements, which could materially adversely affect our business, financial condition and results of operations.

         In connection with the NETCOM acquisition, we entered into a network services agreement with NETCOM, which has changed its name to ICG PST, Inc. We expect to provide service to the majority of subscribers we acquired from NETCOM under this agreement which at least for the first year of the agreement, will be at favorable rates. However, ICG PST is just beginning to offer network services as a third-party provider for companies like MindSpring. We cannot be sure that this network agreement will be adequate to provide the level of service we require for our subscribers, and there may be operating inefficiencies, network reliability issues or technical support difficulties that are outside of our control.

         OUR OPERATIONS AND SERVICES ARE VULNERABLE TO NATURAL DISASTERS.

         Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at a single facility in Atlanta, Georgia. Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters, network hub, or a MindSpring or third-party network provider POP could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide Internet services to our subscribers and, in turn, on our business, financial condition, and results of operations.

         WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS.

         We rely on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. We may experience disruptions or capacity constraints in these telecommunications services. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all. In addition, local phone service is sometimes available only from the local monopoly telephone company in each of the markets we serve. We believe that the federal Telecommunications Act of 1996 generally will lead to increased competition in the provision of local telephone service, but we cannot predict when or to what extent this will occur or the effect of increased competition on pricing or supply.

         We depend on a few third-party suppliers of hardware components. Currently, we acquire some components we use to provide our networking services from only one source, including modems and terminal servers manufactured by 3Com(R) Corporation and high-performance routers manufactured by Cisco Systems, Inc. The expansion of our network infrastructure and the expansion of Internet services in general is placing, and will continue to place, a significant demand on our suppliers, some of which have limited resources and production capacity. From time to time, we have experienced delayed delivery from suppliers of new telephone lines, modems, terminal servers, and other equipment. If delays of this nature are severe, all incoming modem lines may become full during peak times, resulting in busy signals for subscribers who are trying to connect to MindSpring. If our suppliers cannot adjust to meet increasing demand, the higher demand levels may prevent them from continuing to supply components and products in the quantities, at the quality levels and at the times we require, or at all. If we are unable to develop alternative sources of supply, if required, we could experience delays and increased costs in expanding our network infrastructure.

         Our suppliers and telecommunications carriers also sell or lease products and services to our competitors and may be, or in the future may become, competitors themselves. Our suppliers and telecommunications carriers may enter into exclusive arrangements with our competitors or stop selling or leasing their products or services to us at commercially reasonable prices, or at all.

         OUR NETWORK IS VULNERABLE TO SECURITY BREACHES AND INAPPROPRIATE USE BY INTERNET USERS WHICH COULD DISRUPT OUR SERVICE.

         The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party providers, over which we have no control. Despite the implementation of security measures, our infrastructure and the infrastructures of our network providers are vulnerable to computer viruses or similar disruptive problems caused by our or their subscribers or other Internet users. Computer viruses or problems caused by third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our subscribers. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems by their inappropriate use of the Internet, which could cause losses to us or our subscribers or deter persons from subscribing to our services. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures to prevent this, "hackers" have circumvented security measures in the past, and others may be able to circumvent our security measures or the security measures of our third-party network providers in the future.

         To alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our subscribers, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Subscribers or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and our subscriber base and revenue in particular.

         THE INTERNET ACCESS AND WEB HOSTING MARKETS ARE VERY COMPETITIVE.

         The markets for the provision of Internet access and Web hosting services to individuals and small businesses are extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future competitors, many of whom may have financial resources greater than ours. Increased competition could cause us to increase our selling and marketing expenses and related subscriber acquisition costs and could also result in increased subscriber attrition. We may not be able to offset the effects of these increased costs through an increase in the number of our subscribers or higher revenue from enhanced services and we may not have the resources to continue to compete successfully. These developments could adversely affect our business, financial condition and results of operations.

         Competitive Factors. We believe that the primary competitive factors determining success in the Internet access and Web hosting markets are a reputation for reliability and service, effective customer support, pricing, easy-to-use software, and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing, and other resources. In addition, every local market that we have entered or intend to enter is served by multiple local ISPs.

         Our Competitors. We currently compete or expect to compete with the following types of companies:

         - established on-line commercial information service providers, such as AOL;

         - national long-distance carriers, such as AT&T Corp. and MCI WorldCom, Inc.;

         -    national commercial ISPs, such as EarthLink Network, Inc.;

         - computer hardware and software and other technology companies, such as IBM Corp. and Microsoft Corporation;

         - numerous regional and local commercial ISPs which vary widely in quality, service offerings, and pricing;

         - national and regional Web hosting companies that focus primarily on providing Web hosting services;

         -    cable operators and on-line cable services;

         -    local telephone companies and regional Bell operating companies;
              and

         -    nonprofit or educational ISPs.

         We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access and Web hosting markets. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access and Web hosting services, resulting in even greater competition for us. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access and Web hosting solutions and significantly increasing pricing pressures on us. The ability of our competitors to acquire other ISPs, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access or Web hosting could also put us at a significant competitive disadvantage.

         Broadband Technologies. We also face competition from companies that provide broadband connections to consumers' homes, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may use broadband technologies to include Internet access or Web hosting in their basic bundle of services or may offer Internet access or Web hosting services for a nominal additional charge. Broadband technologies enable consumers to transmit and receive print, video, voice and data in digital form at significantly faster access speeds than existing dial-up modems.

         The companies that own these broadband networks could prevent us from delivering Internet access through the wire and cable connections that they own. Cable television companies are not currently required to allow ISPs to access their broadband facilities and the availability and terms of ISP access to broadband local telephone company networks are under regulatory review. Our ability to compete with telephone and cable television companies that are able to support broadband transmission, and to provide better Internet services and products may depend on future regulation to guarantee open access to the broadband networks. However, in January 1999, the FCC declined to take any action to mandate or otherwise regulate access by ISPs to broadband cable facilities at this time. It is unclear whether and to what extent local and state regulatory agencies will take any initiatives to implement this type of regulation, and whether they will be successful in establishing their authority to do so. Similarly, the FCC is considering proposals that could limit the right of ISPs to connect with their customers over broadband local telephone lines. In addition to competing directly in the ISP market, both cable and telephone facilities operators are also aligning themselves with certain ISPs who would receive preferential or exclusive use of broadband local connections to end users. If high-speed, broadband facilities increasingly became the preferred mode by which customers access the Internet and we are unable to gain access to these facilities on reasonable terms, our business, financial condition and results of operations could be materially adversely affected.

         No International Operations. We do not currently compete internationally, except that we have a small number of Canadian subscribers obtained in the Spry acquisition. If the ability to provide Internet access internationally becomes a competitive advantage in the Internet access industry, we may be at a competitive disadvantage relative to our competitors.

         WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

         Our success depends in part upon our software and related documentation. We principally rely upon copyright, trade secret, and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         We have permission and, in some cases, licenses from each manufacturer of the software that we bundle in MindSpring's front-end software product for subscribers. Although we do not believe that the software or the trademarks we use or any of the other elements of our business infringe on the proprietary rights of any third parties, third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. We might also face third party claims as a result of our acquisition of software, trademarks and other proprietary technology from Spry and NETCOM.

         We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect our business, financial condition, and results of operations. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition and results of operations. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from the third party. We cannot be certain, however, that third parties will extend licenses to us on commercially reasonable terms, or at all. If we fail to obtain the necessary licenses or other rights, it could materially adversely affect our business, financial condition and results of operations.

         OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT AND RETAIN KEY
         PERSONNEL.

         Our success depends upon the continued efforts of our senior management team and our technical, marketing, and sales personnel. These employees may voluntarily terminate their employment with us at any time. Our success also depends on our ability to attract and retain additional highly qualified management, technical, marketing, and sales personnel. The process of hiring employees with the combination of skills and attributes required to carry out our strategy can be extremely competitive and time-consuming. We may not be able to successfully retain or integrate existing personnel or identify and hire additional personnel. If we lose the services of key personnel or are unable to attract additional qualified personnel, our business, financial condition and results of operations could be materially and adversely affected.

         ITC HOLDING COMPANY, INC., ONE OF OUR PRINCIPAL STOCKHOLDERS, AND OUR MANAGEMENT CAN EXERCISE SIGNIFICANT INFLUENCE OVER MINDSPRING.

         ITC Holding Company, Inc. indirectly owns approximately 18.5% of our common stock as of February 28, 1999. MindSpring's executive officers and directors own an aggregate of approximately 9.6% of our common stock as of the same date. As a result, if ITC Holding and management act together, they would be able to exercise significant influence over most matters requiring stockholder approval, including the election of directors and the approval of significant corporate matters, such as some types of change-of-control transactions. The common stock of MindSpring owned by ITC Holding is pledged to ITC Holding's lenders in connection with a credit facility. If ITC Holding's subsidiaries default under the credit facility, ITC Holding could lose ownership of all of its stock in MindSpring and someone unknown to us would become a significant stockholder of MindSpring.

         SOME OF OUR DIRECTORS HAVE CONFLICTS OF INTEREST INVOLVING ITC HOLDING.

         ITC Holding, as a significant stockholder of MindSpring, and Campbell
B. Lanier, III, William H. Scott, III, and O. Gene Gabbard, who are directors of MindSpring and directors, stockholders, and, in the case of Messrs. Lanier and Scott, officers of ITC Holding, are in positions involving the possibility of conflicts of interest with respect to transactions concerning MindSpring. Some decisions concerning our operations or financial structure may present conflicts of interest between us and ITC Holding and/or its affiliates. For example, if we are required to raise additional capital from public or private sources to finance our anticipated growth and contemplated capital expenditures, our interests might conflict with those of ITC Holding and/or its affiliates with respect to the particular type of financing sought. In addition, we may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in our judgment, could be beneficial to us, even though the transactions might conflict with the interests of ITC Holding and/or its affiliates. If these conflicts do occur, ITC Holding and its affiliates may exercise their influence in their own best interests.

         We currently engage and expect in the future to engage in transactions with ITC Holding and/or its affiliates. In addition, we provide Internet access to various companies controlled by ITC Holding, although the revenue we derive from these sources is not substantial. We have a policy that requires any material transaction with our officers, directors, or principal stockholders, or their affiliates, to be on terms no less favorable to MindSpring than we reasonably could have obtained in arm's-length transactions with independent third parties. We believe that each current transaction in which we are engaged with an affiliate complies with this policy.

         THE ABILITY OF OUR STOCKHOLDERS TO EFFECT CHANGES IN CONTROL OF MINDSPRING IS LIMITED.

         There are provisions in our Amended and Restated Certificate of Incorporation, as amended, our Amended and Restated Bylaws, and the Delaware General Corporation Law that could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer, or proxy contest involving MindSpring or could discourage a third-party from attempting to acquire control of MindSpring, even if these events would be beneficial to the interests of the stockholders. In particular, our board of directors could delay a change in control of MindSpring. In addition, our Amended and Restated Certificate of Incorporation authorizes the board of directors to provide for the issuance of shares of preferred stock of MindSpring, in one or more series, which the board of directors could issue without further stockholder approval and with terms and conditions and rights, privileges, and preferences determined by the board of directors. We have no current plans to issue any shares of preferred stock. We are also governed by Section 203 of the Delaware Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless specified conditions are met. These factors could have the effect of delaying, deferring, or preventing a change of control of MindSpring.

         WE MAY BECOME REGULATED BY THE FEDERAL COMMUNICATIONS COMMISSION OR OTHER GOVERNMENT AGENCIES.

         As an Internet service provider, we are not currently directly regulated by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that Internet service providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996.

         Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. We cannot predict whether in the future the FCC will modify its current policies against regulation of ISPs.

         MindSpring also could be affected by any change in the ability of customers to reach our network through a dial-up telephone call without any additional charges. This practice has allowed ISPs to offer flat-rate, non-usage sensitive pricing, and has been an important reason for the growth in Internet use. Recently, the FCC ruled that connections linking end users to their ISPs are jurisdictionally interstate rather than local, but the FCC did not subject such calling to the access charges that apply to traditional telecommunications companies. Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. MindSpring could be adversely affected by any regulatory change that would result in application of access charges to Internet service because this would substantially increase the cost of using the Internet. However, the FCC Chairman has stated that he opposes Internet-related access charges, and we believe that this development is unlikely, with one possible exception that is not currently relevant to our business. Specifically, there is substantial debate as to whether carrier access charges, or the universal support obligation discussed above, should apply to Internet-based telephone services that substitute for conventional telephony. We have no current plans to install gateway equipment and other telephony, and so we do not believe we would be directly affected by these developments were they to occur.

         The law relating to the liability of Internet service providers and on-line services companies for information carried on, stored on, or disseminated through their network is unsettled, even with the recent enactment of the Digital Millennium Copyright Act. While no one has ever filed a claim against us relating to information carried on, stored on, or disseminated through our network, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our business, financial condition and results of operations.

         If, as the law in this area develops, we become liable for information carried on, stored on, or disseminated through our network, we may decide take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some of our products or services.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.

         FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON MINDSPRING.

         Most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the 21st century from dates in the 20th century. As a result, various problems may arise from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached.

         Our failure, or the failure of third parties on which we rely, to adequately address Year 2000 readiness issues could result in an interruption, or a failure, of some normal business activities or operations. Presently, we believe that the primary risks that we face with regard to the Year 2000 are those arising from third party services or products.

         In particular, MindSpring depends heavily on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of these network services or equipment could cause our customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support. This in turn could materially and adversely affect MindSpring's results of operations, liquidity and financial condition.

         Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, or if a large portion of our customers are unable to access the Internet due to Year-2000 related issues in connection with their own systems, MindSpring's results of operations, liquidity and financial condition could be materially and adversely affected.

         We also face Year 2000 risks related to the acquisitions we make. If we fail to identify and address Year 2000 issues in connection with our acquisitions, our results of operations, liquidity and financial condition could be materially and adversely affected.

         We have established a Year 2000 readiness program to coordinate appropriate activity to be taken to address the Year 2000 issue. As of December 31, 1998, we had incurred approximately $75,000 in connection with the implementation of the program. We expect to incur an additional $250,000 to $300,000 of expenses to implement the remainder of the Year 2000 readiness program. These estimates do not include additional costs which may be incurred in connection with expanding the program to include the systems and products acquired in the Spry and NETCOM transactions. These are our best estimates, and we do not believe that the total costs will have a material affect on our business. However, if the actual costs resulting from implementation of the Year 2000 readiness program significantly exceed our estimates, they may have a material adverse effect on our results of operations, liquidity and financial condition.

         OUR CREDIT FACILITY CONTAINS RESTRICTIVE COVENANTS.

         Our credit facility contains restrictions on MindSpring and any of our future subsidiaries that affect, and in some cases prohibit or significantly limit, our ability and the ability of our future subsidiaries, if any, to:

         -     incur additional indebtedness;

         -     create liens;

         -     make investments;

         -     declare and pay cash dividends;

         -     issue some types of convertible and redeemable stock; and

         -     sell assets.

         Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We can offer no assurance that we will meet those tests. In addition, these restrictive covenants may adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest. A breach of any of these covenants could result in a default under the credit facility. Upon the occurrence of an event of default under the credit facility, our lenders could elect to declare all amounts outstanding under the credit facility, together with any accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as collateral under the credit facility. If the credit facility were to be accelerated, we can offer no assurance that our assets would be sufficient to repay in full that indebtedness. An event of default or acceleration of the credit facility could have a material adverse effect on our business, financial condition and results of operations.

         OUR STOCK PRICE WILL FLUCTUATE, AND COULD FLUCTUATE SIGNIFICANTLY.

         Since our common stock has been publicly traded, the market price of our common stock has fluctuated over a wide range and may continue to do so in the future. Significant fluctuations in the market price of our common stock may occur in response to various factors and events, including, among other things:

         - the depth and liquidity of the trading market for our common stock;

         -     quarterly variations in actual or anticipated operating results;

         -     growth rates;

         -     changes in estimates by analysts;

         - market conditions in the industry, including demand for Internet access;

         -     announcements by competitors;

         -     regulatory actions; and

         -     general economic conditions.

         In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high-technology companies and which may be unrelated to the operating performance of particular companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. The occurrence of any of these events could result in a material decline in the price of our common stock.

         WE DO NOT ANTICIPATE THAT WE WILL PAY CASH DIVIDENDS.

         We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility contains limits on our ability to declare and pay cash dividends.

EMPLOYEES

         As of February 28, 1999, MindSpring had approximately 1,600 employees, of which approximately 300 were added in the NETCOM acquisition. None of MindSpring's current employees is represented by a labor organization, and we consider our relations with our employees to be good.

NON-DIRECTOR EXECUTIVE OFFICERS OF MINDSPRING

    The following is a list of the executive officers of MindSpring who are not also directors of MindSpring, together with biographical summaries of their experience. Executive officers serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of March 1, 1999.

         Juliet M. Reising, age 48, has served as Executive Vice President, Chief Financial Officer and Treasurer of MindSpring since February 1999. From September 1998 to February 1999, Ms. Reising served as Chief Financial

Officer with AvData Systems, Inc. ("AvData"), a provider of network management services. From September 1997 to January 1998, Ms. Reising served as Vice President and Chief Financial Officer of Composit Communications International, a start-up call center software developer. From August 1995 to August 1997, she served as Vice President and Chief Financial Officer of InterServ Services Corp., a marketing services provider. From September 1994 to August 1995, she served as Senior Vice President and Chief Financial Officer of Media Marketing Services, a promotional travel incentive company. From July 1993 to September 1994, she was a financial consultant and from June 1992 to June 1993, she served as Executive Vice President and Chief Financial Officer of Coin, Inc., a computer systems developer. Ms. Reising started her career as a CPA with Ernst & Young and received a BBA in Accounting from the University of Georgia.

         Samuel R. DeSimone, Jr., age 39, has served as the Executive Vice President, General Counsel and Secretary of MindSpring since November 1998. From September 1995 to August 1998, Mr. DeSimone served as Vice President of Corporate Development with Merix Corporation of Forest Grove, Oregon, a printed circuit board manufacturer. From June 1990 to August 1995, he was an associate attorney and partner with Lane Powell Spears Lubersky of Portland, Oregon. Mr. DeSimone received a BA from, and was a Phi Beta Kappa graduate of, Amherst College and received a JD from New York University School of Law.

         Lance Weatherby, age 39, has served as MindSpring's Executive Vice President of Sales and Marketing since April 1998. Mr. Weatherby served as MindSpring's Vice President of Business Development from September 1996 to April 1998, MindSpring's Acting Vice President of Business Development from August 1996 to September 1996, and a Market Development Manager from September 1995 to August 1996. Mr. Weatherby held a variety of sales, sales management and marketing positions with Mobil from October 1990 to September 1995, including District Sales Manager from December 1992 to September 1995. Mr. Weatherby received a BBA in Marketing from Eastern Kentucky University and an MBA from Indiana University.

         Gregory J. Stromberg, age 46, has served as MindSpring's Executive Vice President and has managed the NETCOM customer integration into MindSpring since January 1999. Mr. Stromberg served as MindSpring's Executive Vice President of Technology from August 1998 until January 1999, Executive Vice President of Call Centers from March 1998 until August 1998, Vice President of Call Centers from June 1996 to March 1998, and Vice President of Technical Support from October 1995 until June 1996. From June 1993 to September 1994, Mr. Stromberg worked as a Regional Manager for Digital Financial Services, a subsidiary of GE Capital. Mr. Stromberg worked in various sales, product management, operations and management positions with Digital Equipment Corporation from June 1983 to June 1993. Mr. Stromberg received a BS in Business Management and an MBA from the University of Utah.

ITEM 2.         PROPERTIES

         Our corporate headquarters are located in Atlanta, Georgia. The leases for this space expire on March 31, 2001 and July 14, 2002. We also lease additional office space in the vicinity of our Atlanta headquarters in order to meet MindSpring's existing and anticipated space requirements. The lease for this additional office space expires on March 31, 2002. We believe that these facilities will provide sufficient capacity for MindSpring's operations for the foreseeable future. Equipment for POPs other than the Atlanta POP site is generally co-located with and in space leased from other companies operating in the area of the particular POP.

         We also maintain call center and/or network operations facilities in the following locations:

         - Harrisburg, Pennsylvania -- The lease for this facility expires on December 15, 1999. We have the option to extend this lease for one additional year.

         - Phoenix, Arizona -- The lease for this facility expires on October 31, 2004. We have the option to extend this lease for two successive five-year terms.

         - Seattle, Washington -- The lease for this facility expires on February 29, 2000. We have the option to extend this lease for one additional year.

         - Bellevue, Washington -- The lease for this facility expires on December 31, 2000. We have the option to extend this lease for one five-year term.

         - Dallas, Texas -- The lease for this facility expires on April 30, 2003. We have the option to extend this lease for two successive three-year terms.

         - San Jose, California -- The lease for this facility expires on October 31, 1999. We have the option to extend this lease for two successive three-year terms.

ITEM 3.         LEGAL PROCEEDINGS

    We are not currently involved in any pending legal proceedings that are likely to have a material impact on MindSpring.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "MSPG." The following table shows for the periods indicated the high and low sales prices per share of the common stock as reported by the Nasdaq National Market (as adjusted for out 3-for-1 stock split effected on July 24, 1998).

                                   Fiscal Year Ended December 31, 1998       High       Low
                                                                             ----       ---
                                   First Quarter                           $23.00     $9.20
                                   Second Quarter                           34.75     16.17
                                   Third Quarter                            52.38     25.31
                                   Fourth Quarter                           79.00     23.13

                                   Fiscal Year Ended December 31, 1997       High       Low
                                                                             ----       ---
                                   First Quarter                            $3.42     $1.92
                                   Second Quarter                            3.79      2.21
                                   Third Quarter                             8.21      3.54
                                   Fourth Quarter                           11.54      6.08


         On March 25, 1999, the last reported sale price of the common stock on the Nasdaq National Market was $92.00 per share. At March 25, 1999, there were 741 holders of record of the common stock.

         We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The current policy of our board of directors is to retain earnings to finance the expansion of the our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition, restrictions in financing agreements, and other factors they deem relevant. In addition, our ability to pay dividends is limited by the terms of our credit facility.

ITEM 6.         SELECTED FINANCIAL DATA

    The following table contains selected financial and operating data for MindSpring. The selected historical statements of operations data for the period from February 24, 1994, MindSpring's inception, to December 31, 1994 and the years ended December 31, 1995, 1996, 1997 and 1998 and the selected historical balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from financial statements of MindSpring, which have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect to these financial statements is included elsewhere in this Form 10-K. The inception period referred to in the table below is the period from February 24, 1994, MindSpring's inception, to December 31, 1994.

    The information presented in the table excludes the effects of the NETCOM acquisition and borrowings under our secured credit facility, which occurred on February 17, 1999. See note 10 to MindSpring's audited Financial Statements for the fiscal year ended December 31, 1998 included in this Form 10-K for certain pro forma and other information concerning these and other events. Also see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1999 for more detailed pro forma information.

    You should read the following selected historical financial and operating data with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," MindSpring's financial statements and notes thereto and other financial and operating data included elsewhere in this Form 10-K.

    The total debt information included in the balance sheet data presented below contains the current portion of related indebtedness and the stockholders' equity information included in the balance sheet data presented below excludes approximately 2,123,000 shares of common stock reserved for issuance upon exercise of stock options granted as of December 31, 1998.


                                                                             FISCAL YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                       INCEPTION
                                                        PERIOD       1995          1996         1997        1998
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
    STATEMENT OF OPERATIONS DATA:
        Revenues:
            Access..................................    $   70    $  1,455     $  13,420    $  40,925   $  95,852
            Business services.......................        --         260         2,286        7,711      14,735
            Subscribers start-up fees...............        33         512         2,426        3,920       4,086
                                                        ------    --------     ---------    ---------   ---------
                Total revenues......................       103       2,227        18,132       52,556     114,673
        Cost and expenses:
            Cost of revenues -- recurring...........        37         627         6,332       15,203      31,724
            Cost of subscriber start-up fees........        15         339         1,876        1,619       2,612
            Selling, general and administrative.....       121       2,230        14,161       30,784      57,324
            Depreciation and amortization...........         5         265         3,285        8,695      15,227
                                                        ------    --------     ---------    ---------   ---------
                Total operating expenses............       178       3,461        25,654       56,301     106,887
                                                        ------    --------     ---------    ---------   ---------
        Operating gain (loss).......................       (75)     (1,234)       (7,522)      (3,745)      7,786
        Interest income (expense), net..............        --        (725)          (90)        (338)      1,214
                                                        ------    --------     ---------    ---------   ---------
        Income (loss) before taxes..................       (75)     (1,959)       (7,612)      (4,083)      9,000
        Income tax provision........................        --          --            --           --       1,544
                                                        ------    --------     ---------    ---------   ---------
        Net income (loss)...........................    $  (75)   $ (1,959)    $  (7,612)   $  (4,083)  $  10,544
                                                        ======    ========     =========    =========   =========
    PER SHARE DATA:
        Basic earnings (loss) per share.............              $  (0.23)    $   (0.48)   $   (0.18)  $    0.43
        Diluted earnings (loss) per share...........              $  (0.20)    $   (0.48)   $   (0.18)  $    0.41
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic.......................................                 8,664        15,758       22,542      24,611
        Diluted.....................................                 9,930        15,758       22,542      25,431
    OTHER OPERATING DATA:
        Approximate number of subscribers at end of
          period....................................     1,000      12,000       122,000      278,000     693,000
        Approximate number of employees at end of
          period....................................         8          95           321          502         977
        EBITDA (1)..................................    $  (70)   $   (969)    $  (4,237)   $   4,950   $  23,013
        EBITDA margin (1)...........................       (68)%       (44)%         (23)%          9%         20%
     CASH FLOW DATA:
        Operations..................................       (33)        (70)       (2,005)      11,354      35,501
        Investing...................................      (127)     (3,724)      (21,336)      (9,002)    (47,647)
        Financing...................................       745       3,634        32,569       (2,619)    170,503


                                                                               DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                      INCEPTION
                                                        PERIOD       1995        1996         1997         1998
     BALANCE SHEET DATA:
         Cash and cash equivalents....................  $ 585      $   425     $  9,653     $ 9,386      $167,743
         Working capital..............................    547       (3,100)       5,027      (5,352)      137,106
         Total assets.................................    722        4,845       35,232      44,286       247,599
         Total debt, including current maturities.....     --        2,500        4,005       9,740         5,119
         Total stockholders' equity...................    670          482       25,407      21,413       207,081

------------------------

(1) EBITDA represents operating gain (loss) plus depreciation and amortization. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing MindSpring's operating performance, financial position and cash flows. EBITDA is not necessarily comparable with similarly titled measures for other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All common stock numbers and per share amounts in this report give effect to a 3-for-1 stock split effected by MindSpring in June 1998.

    OVERVIEW

         MindSpring is a leading national Internet service provider, or ISP. We focus on serving individuals and small businesses. Our subscribers use their MindSpring accounts to, among other things, communicate, retrieve information, and publish information on the Internet. Our primary service offerings are dial-up Internet access and business services, which we offer in various price and usage plans designed to meet the needs of our subscribers. Our business services include Web hosting, which entails maintaining a customer's Web site; high-speed, dedicated Internet access; Web page design; domain name registration and customer Web server co-location. Web hosting, our principal business service, complements our Internet access business and is one of the fastest growing segments of the Internet marketplace.

         We offer our subscribers:

         - user-friendly and easy to install software, containing a complete set of the most popular Internet applications including electronic mail, World Wide Web access, Network News, File Transfer Protocol and Internet Relay Chat;

         - highly responsive customer service, and technical support which is available 24 hours a day, seven days a week; and

         - a reliable nationwide network that enables subscribers in the 48 contiguous United States and the District of Columbia to access the Internet via a local telephone call.

         Our nationwide network consists of MindSpring-owned points of presence "POPs" and POPs that are owned by other companies with which we have service agreements. Through these service agreements, we have the flexibility to offer Internet access in a particular market through a MindSpring-owned POP, a third-party network provider's POP or a combination of the two. As part of our efforts to control quality and cost, we typically seek to increase the number of MindSpring-owned POPs in markets where we have higher numbers of subscribers.

         MindSpring has grown rapidly by:

         -    providing superior customer service and technical support;

         -    expanding marketing and distribution activities;

         -    making strategic acquisitions; and

         - creating additional revenue streams by offering value-added services such as Web hosting that build on our basic operating capabilities and services.

         We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 693,000 subscribers at December 31, 1998, including over 21,000 Web hosting customers. In February 1999, we completed the NETCOM acquisition, which increased our subscriber base to approximately 1.1 million subscribers, including approximately 45,000 Web hosting subscribers. This acquisition is described below.

         In addition, we have rapidly increased revenues and have achieved profitability ahead of other national ISPs. We believe that providing superior service and support to our subscribers has contributed to our achieving significant market penetration in a number of our target markets. We also believe that high geographic concentrations of satisfied subscribers in a particular market reduces the costs of adding new subscribers in that market relative to revenues. This tends to result in higher margins and greater profitability in these markets.

         From our inception in February 1994 through 1997, we experienced annual net operating losses as a result of efforts to build our network infrastructure and internal staffing, develop our systems, and expand into new markets. During 1997, we generated positive cash flows from operations, with EBITDA of approximately $5 million. We had our first year of profitability in 1998. For the year ended December 31, 1998, we had revenues of approximately $115 million, EBITDA of approximately $23 million, net income of approximately $8.8 million and earnings per share of $0.35, in each case excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million and our earnings per share were $0.41.

         We expect to continue to focus on increasing our subscriber base. Increases in our subscriber base will cause our revenues to increase, but will also cause our costs of revenue, selling, general and administrative expenses, capital expenditures, and depreciation and amortization to increase. Our purchases of subscriber bases such as the Spry and NETCOM acquisitions cause an immediate increase in our amortization expense. We generally amortize subscriber acquisitions over a three-year period in approximately equal amounts each year. As more fully described below, we anticipate that, while we will continue to generate positive cash flows from operations and EBITDA during 1999 and 2000, we expect to incur net losses into 2000, principally as a result of amortization expenses related to the Spry and NETCOM acquisitions. If our assumptions are incorrect, our business plans change and/or we undertake additional acquisitions of subscriber bases in the near future, we could continue to incur net losses for a longer period of time. We do not currently have any agreements to do additional acquisitions. There can be no assurance that we will be able to sustain growth in our subscriber base, revenues, cash flows or EBITDA. Also, there can be no assurance that we will be able to achieve or sustain net income in the future.

         Spry Acquisition. On September 10, 1998, we entered into an Asset Purchase Agreement with AOL and Spry, a wholly owned subsidiary of AOL, to purchase assets used in connection with the consumer dial-up Internet access business operated by Spry. In that transaction, we acquired Spry's subscriber base of approximately 130,000 individual Internet access customers in the United States and Canada as well as various assets used in serving those customers. These assets included a leased support facility and a leased network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "Sprynet" name. On October 15, 1998, we completed the Spry acquisition and made an initial cash payment to AOL of $25 million. In March 1999, we made an additional and final payment to AOL of approximately $7 million. The total purchase price of approximately $32 million for the Spry subscribers and assets was primarily a function of the number of acquired subscribers who remained active with MindSpring as continuing users in good standing after two billing cycles, measured as of December 31, 1998.

         NETCOM Acquisition. On January 5, 1999, we entered into an Asset Purchase Agreement with NETCOM, which has changed its name to ICG PST, Inc., a wholly owned subsidiary of ICG Communications, Inc., to purchase assets used in connection with the United States Internet access and Web hosting business operated by NETCOM. In that transaction, we acquired NETCOM's subscriber base of approximately 371,000 individual Internet access accounts, 22,000 Web hosting accounts, and 3,000 dedicated Internet access accounts in the United States. The acquisition closed on February 17, 1999. We paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (376,116 shares, at a price per share of $79.76). In addition to the NETCOM subscriber base, MindSpring also acquired various assets used in serving those subscribers, including leased operations facilities in San Jose, California and Dallas, Texas and all of NETCOM's rights to the "NETCOM" name (except in Canada, the United Kingdom and Brazil). ICG PST has retained the network assets used to serve those subscribers. We purchase access to that network under a network services agreement with ICG PST at rates that are generally comparable to the costs of using MindSpring POPs. This network agreement has a term of one year with an option for a second year on potentially different terms to be agreed upon by the parties. During the first year under this network agreement, we are obligated to pay at least $27 million for network services, as long as the services provided meet specified performance levels.

         Credit Facility. On February 17, 1999, we entered into a credit agreement with First Union National Bank and several other lenders. The credit agreement provides for a $100 million revolving credit facility that may be increased at our option to $200 million with the approval of First Union and the other lenders under the credit agreement. The credit facility will mature on February 17, 2002. The credit facility is to be used to fund working capital and for general corporate purposes, including permitted acquisitions. On February 17, 1999, we borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. Our obligations under the credit facility are secured by substantially all of MindSpring's assets. We intend to repay all amounts outstanding under the credit facility with a portion of the net proceeds from our recently announced offering of 2,000,000 shares of common stock that we have undertaken concurrently with an offering of $130,000,000 principal amount of convertible subordinated notes. These offerings are described below. If we do not complete this common stock offering, we intend to use a portion of the proceeds from the notes offering to repay all amounts outstanding under the credit facility. If we are unable to negotiate amendments to the credit facility, the credit facility will effectively terminate when we complete the notes offering. For a more detailed description of our secured credit facility, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1999.

         Anticipated Effects of the Spry and NETCOM Acquisitions. The Spry and NETCOM acquisitions represent significant growth opportunities and challenges for MindSpring. Both acquisitions were of large customer bases and related assets which, as previously operated stand-alone entities, were historically unprofitable. We expect to incur net losses into 2000, primarily as a result of the amortization expense associated with the Spry and NETCOM acquisitions. We expect that annual amortization expense attributable to these transactions will be between approximately $85 million and $90 million per year for the next three years. In addition, we face the significant challenge of integrating the acquired customers and assets into MindSpring's operations. The integration process is most time and resource intensive during the sixty- to ninety-day period immediately after completion of an acquisition, and involves, among other things:

         - communication with and increased technical and customer support to acquired subscribers;

         - network supervision, provisioning and maintenance, including of third-party networks;

         - increased management time and resources related to hiring and integration of new employees to support acquired subscribers;

         - integration of acquired subscribers into MindSpring's billing systems; and

         - attempting to bring the cost structures associated with the acquired subscribers and assets into alignment with MindSpring's historical cost structure.

         The Spry subscribers and assets were substantially integrated into MindSpring's operations as of December 31, 1998. Net income for the fourth quarter of 1998 was $1.9 million, excluding a one-time tax benefit of $1.8 million, compared to approximately $4.0 million for the third quarter of 1998. This decrease resulted primarily from $2.3 million in amortization costs during the fourth quarter attributable to the Spry acquisition.

         The NETCOM acquisition has significantly increased MindSpring's customer base from approximately 693,000 to approximately 1,100,000. Principally as a result of the NETCOM acquisition, we expect that we will incur net losses into 2000. Even though we expect to incur net losses, we expect to continue to generate increased revenues and EBITDA as we continue to increase our subscriber base. We believe that reducing the historical costs associated with the acquired NETCOM subscribers to levels that approximate MindSpring's historical costs of providing Internet access to its subscribers will contribute to our ability to reduce net losses in the future. We expect that these cost reductions will be achieved in part as a function of:

         - the ICG PST network agreement, through which MindSpring expects initially to provide service to the majority of the acquired NETCOM subscribers and which MindSpring expects will be at a lower cost than that reported by NETCOM; and

         - economies of scale in selling, general and administrative costs, particularly in the areas of numbers of employees and salaries, operating leases, and marketing expenses.

         By "economies of scale" we mean that, as the number of subscribers we serve increases, the costs and expenses per subscriber decrease. There can be no assurance that we will achieve these anticipated cost reductions in a timely manner or at all. If the cost reductions are lower than anticipated, other costs increase, and/or revenues decline, our EBITDA and net income would also decline, which would have a material adverse effect on our business, results of operations and financial condition, including our liquidity and capital resources.

         Recently Announced Offerings. We recently filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. This registration statement has not yet been declared effective. We have also filed prospectus supplements under the universal shelf registration statement for offerings of up to 2,000,000 shares of common stock (plus an additional 300,000 shares to cover over-allotments, if any) and up to $130,000,000 aggregate principal amount of convertible subordinated notes (plus an additional $19,500,000 aggregate principal amount to cover over-allotments, if any), all of which will be issued by MindSpring. These offerings of common stock and convertible subordinated notes are currently expected to be completed in April 1999. There can be no assurance, however, that these offerings will be completed at that time or at all. The specific terms of other securities that may be issued under the universal shelf registration statement will be determined at the time of each issuance.

         Revenues. MindSpring derives revenue primarily from monthly subscriptions from individuals for dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under MindSpring's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage-sensitive" plans (Standard and Light). MindSpring also has a prepayment plan available to all dial-up subscribers which allows subscribers to prepay their access fees for either one or two years at a discounted rate. For the years ended December 31, 1998 and 1997, the average monthly recurring revenue per dial-up subscriber was approximately $20. Average monthly recurring revenue is calculated by dividing monthly recurring revenue plus usage charges for non-"flat rate" subscribers by the total number of subscribers. Start-up fees for new subscribers vary depending upon the promotional method by which the subscriber is acquired, ranging from $0 up to a maximum of $25. Aggregate subscriber start-up fees are sufficient to cover the aggregate costs of direct materials, mailing expenses, and licensing fees associated with new subscribers. A majority of MindSpring's individual subscribers pay their MindSpring fees automatically by pre-authorized monthly charges to the subscriber's credit card.

         In addition, MindSpring earns revenue by providing Web-hosting, full-time dedicated access connections to the Internet, other value-added services such as Web page design, domain name registration and Web-server co-location. MindSpring's Web-hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. MindSpring currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 21,000 Web-hosting subscribers as of December 31, 1998, not including approximately 22,000 Web-hosting subscribers acquired from NETCOM. Through our domain registration services, MindSpring offers subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in MindSpring's statements of operations and in the "Results of Operations" table shown below.

         Costs. MindSpring's costs include (1) costs of revenue that are primarily related to the number of subscribers; (2) selling, general and administrative expenses that are associated more generally with operations; and
(3) depreciation and amortization, which are related to the number of MindSpring-owned POPs and servers, and the deferred costs associated with acquired customer bases.

         Costs of revenue that are primarily related to the number of subscribers include both recurring costs and subscriber start-up expenses. Recurring costs of revenue consist primarily of the costs of telecommunications facilities necessary to provide service to subscribers. Telecommunications facilities costs include (1) the costs of providing local telephone lines into each MindSpring-owned POP; (2) costs related to the use of third-party networks; and (3) costs associated with leased lines connecting each MindSpring-owned POP and third-party network to MindSpring's hub and connecting MindSpring's hub to the Internet backbone. Start-up expenses for each subscriber include primarily the cost of diskettes and other product media, manuals, and packaging and delivery costs associated with the materials provided to new subscribers. MindSpring does not defer any subscriber start-up expenses.

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer service and support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as MindSpring's scope of operations increases. We may determine to significantly increase the level of marketing activity to increase the rate of subscription growth. A significant increase in marketing activity would have a short-term negative impact on net income. We believe that these increased costs would be more than offset by anticipated increases in revenue attributable to overall subscriber growth. However, there can be no assurance that we will be able build, increase or maintain our subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these marketing expenses. MindSpring does not defer any sales or marketing expenses.

         As MindSpring expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent MindSpring opens MindSpring POPs in new markets, these costs and expenses may also increase as a percentage of revenue in the short-term for the period immediately after a new MindSpring POP is opened. Many of the fixed costs of providing service in a new market through a new MindSpring POP are incurred before significant revenue can be expected from that market. However, to the extent that we expand into new markets by using third-party POPs instead of opening our own POPs, MindSpring's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties under network services agreements. In general, the margins on those subscribers will initially be higher than if we had opened our own POP in new markets. When a market matures, if the market is served through purchased, third-party network services rather than MindSpring-owned POPs, costs of revenue as a percentage of revenue will tend to be higher, and therefore, margins on subscribers will tend to be lower. This is because the full costs of using third-party networks is included in costs of revenue, as compared to the costs of using MindSpring-owned POPs, a portion of which is included in depreciation and amortization. In addition, in more mature markets, where we have greater concentrations of subscribers, we generally can provide services at a lower cost per subscriber through MindSpring-owned POPs after the initial period when related expenses are higher. This depends in part on how much we must pay for local area telecommunications charges.

         For the first year of the network services agreement with ICG PST, we will pay for use of ICG PST's POPs at rates that are generally comparable to the costs of using MindSpring POPs. We have an option for a second year under that agreement, but on potentially different terms to be negotiated and agreed upon by both parties. The ICG PST network services agreement should also contribute to our ability to reduce future net losses. However, the cost advantages of providing services to MindSpring subscribers through the ICG PST network services agreement may be offset if there are operating inefficiencies, network reliability issues or technical support difficulties due to the fact that ICG PST is just beginning to offer network services as a third-party provider for companies such as MindSpring.

         We have added, and may in the future continue to add, MindSpring subscribers by purchasing customer bases from other ISPs. MindSpring amortizes such purchased customer bases using the straight-line method over a period of three years, commencing when the purchase is completed. This amortization has a negative effect on net income. Therefore, to the extent we continue to expand our subscriber base through acquisitions such as the Spry and NETCOM acquisitions, we will continue to experience increased amortization expense.

RESULTS OF OPERATIONS

         The following table shows financial data for the years ended December 31, 1998, 1997, and 1996. Operating results shown for 1998 do not reflect the NETCOM acquisition. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                                           YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                       DECEMBER 31, 1998       DECEMBER 31, 1997       DECEMBER 31, 1996
                                                       -----------------       -----------------       -----------------
                                                                    % OF                    % OF                    % OF
                                                       (000's)   REVENUE       (000's)   REVENUE       (000's)   REVENUE
                                                       -------   -------       -------   -------       -------   -------
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Dial-up access to Internet....................  $    95,852       84    $    40,925       78    $    13,420       74
   Business services.............................       14,735       13          7,711       15          2,286       13
   Start-up fees.................................        4,086        3          3,920        7          2,426       13
                                                   -----------    -----    -----------    -----    -----------     ----
       Total revenue.............................  $   114,673      100    $    52,556      100    $    18,132      100

Cost and expenses:
   Cost of revenues-recurring....................  $    31,724       28    $    15,202       29    $     6,332       35
   Cost of revenues-start-up fees................        2,612        2          1,620        3          1,876       10
   Selling, general, and administrative..........       57,324       50         30,784       59         14,161       78
                                                   -----------    -----    -----------    -----    -----------     ----

   Customer base amortization....................  $     7,048        6    $     4,210        8    $     1,521        8
   Depreciation..................................        8,179        7          4,485        9          1,764       10
                                                   -----------    -----    -----------    -----    -----------     ----
Operating income (loss)..........................        7,786        7         (3,745)      (7)        (7,522)     (42)
   Interest  income (expense), net...............        1,214        1           (338)      (1)           (90)      (1)
                                                   -----------    -----    -----------    -----    -----------     ----
Pre tax income (loss)............................        9,000        8         (4,083)      (8)        (7,612)     (42)
   Provision for income taxes....................        1,544        1              -        -              -        -
                                                   -----------    -----    -----------    -----    -----------     ----
Net income (loss)................................  $    10,544        9    $    (4,083)      (8)   $    (7,612)     (42)
                                                   ===========    =====    ===========    =====    ===========     ====

PER SHARE DATA:
Diluted net income (loss) per share..............  $      0.41             $     (0.18)            $     (0.48)
Weighted average common shares
outstanding......................................       25,431                  22,542                  15,758

OPERATING DATA:
Approximate number of
   subscribers at end of year....................      693,000                 278,300                 121,794
Number of MindSpring
    employees at end of year.....................          977                     502                     321
EBITDA (1).......................................  $    23,013       20    $     4,950        9    $    (4,237)     (23)
                                                   -----------    -----    -----------    -----    -----------     ----

CASH FLOW DATA:
Cash Flow (used in) from operations..............  $    35,501             $    11,354             $    (2,005)
Cash flow (used in) from investing activities....  $   (47,647)            $    (9,002)            $   (21,336)
Cash flow (used in) from financing activities....  $   170,503             $    (2,619)            $    32,569

(1) EBITDA represents operating income (loss) plus depreciation and amortization. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing MindSpring's operating performance, financial position and cash flows. EBITDA is not necessarily comparable with similarly titled measures for other companies.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Revenue for the year ended December 31, 1998 totaled approximately $114.7 million, as compared to approximately $52.6 million for the year ended December 31, 1997. This approximately 118% increase in period revenues resulted primarily from an approximately 150% increase in subscribers. The greater proportional increase in subscribers was principally due to the acquisition of Spry subscribers from AOL during the fourth quarter of 1998. Revenues from dial-up access to the Internet for the year ended December 31, 1998 represented approximately 84% of the revenue, compared to approximately 78% for the year ended December 31, 1997. Business services revenue decreased as a percentage of revenue to approximately 13% for the year ended December 31, 1998, compared to approximately 15% for the year ended December 31, 1997. This decrease is primarily attributable to the large amount of dial-up customers added through acquisitions in 1998. Subscriber start-up fees accounted for 3% of revenue for the year ended December 31, 1998, as compared to approximately 7% for the year ended December 31, 1997. MindSpring anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenue.

         Cost of revenues-recurring. For the year ended December 31, 1998, cost of revenues-recurring decreased to approximately 28% of total revenue, compared to approximately 29% of total revenue for the year ended December 31, 1997. Cost of revenues-recurring also decreased as a percentage of dial-up access revenue to approximately 33% for the year ended December 31, 1998 from approximately 37% for the year ended December 31, 1997. Not taking into account approximately $2 million in discounts we received in 1998 under our network services agreement with PSINet, Inc., cost of revenues-recurring would have been approximately 35% of total dial-up access revenue. Not taking into account approximately $2.1 million in discounts we received in 1997 under the network services agreement with PSINet, Inc., cost of revenues-recurring would have been approximately 42% of total dial-up access revenue. The discounts earned under the network services agreement with PSINet ended in October 1998. This decrease of cost of revenues-recurring as a percentage of total revenue and as a percentage of dial-up access revenue resulted primarily from increased efficiency and reduced network costs associated with MindSpring-owned POPs.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses were approximately 50% of revenue for the year ended December 31, 1998, compared to approximately 59% of revenue for the year ended December 31, 1997. The decrease in selling, general, and administrative expenses as a percentage of revenue resulted from economies of scale with respect to costs such as payroll that do not increase in direct proportion to increases in revenue and from cost control efforts implemented by MindSpring's management.

         EBITDA margin. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin increased to approximately 20% for the year ended December 31, 1998, compared to 9% for the year ended December 31, 1997. The increase is attributable to the significant revenue growth outpacing the related cost increases principally as a result of economies of scale related to selling, general, and administrative expenses as well as efficiencies and economies of scale associated with MindSpring-owned POPs.

         Depreciation and amortization. Depreciation and amortization expenses decreased to approximately 13% of revenues for the year ended December 31, 1998, compared to approximately 17% of revenues for the year ended December 31, 1997. Amortization expense declined slightly to 6% of total revenues for the year ended December 31, 1998, compared to approximately 8% for the year ended December 31, 1997. Amortization expense resulted solely from acquired subscriber bases, which are being amortized over three years. Depreciation expense was approximately 7% of total revenues for the year ended December 31, 1998, compared to approximately 9% for the year ended December 31, 1997. The decrease in depreciation expense as a percentage of total revenues resulted from adding capacity through increased use of network services purchased from third-party providers, as opposed to increasing capacity by building additional MindSpring-owned POPs, and from reductions in the cost of new equipment and improved operating efficiencies within MindSpring's network. MindSpring anticipates amortization expense to increase as a percentage of revenues as a result of the Spry and NETCOM acquisitions.

         Interest income (expense). The following table details the increase in interest income in 1998 compared to 1997:

                                                           1998                 1997
   Interest on capital leases....................       $    (754,000)       $    (473,000)

   Interest on PSINet notes......................            (136,000)            (276,000)
   Interest income - other.......................           2,104,000              411,000
                                                        -------------        -------------

   Interest income (expense) net.................       $   1,214,000        $    (338,000)
                                                        =============        =============

         Interest on capital leases increased for the year ended December 31, 1998, compared to the year ended December 31, 1997, because MindSpring entered into several new capital leases for equipment at the end of 1997. Interest income increased in 1998 due to the increase in outstanding cash balances available for investment as a result of positive operating cash flows and two public equity offerings completed during the year. See "-- Liquidity and Capital Resources".

         Income tax provision. For the year ended December 31, 1998 MindSpring recorded a benefit for income taxes due to a one time benefit taken in the fourth quarter of the year as a result of the removal of the valuation allowance associated with MindSpring's deferred tax assets. MindSpring is continually assessing its income tax situation and management believes that it is "more likely than not" that the deferred tax assets will be realized in the future. In the future, MindSpring expects to report taxable earnings, even though we expect to be incurring net losses at the same time. This is principally due to the requirement that, for tax purposes, subscriber acquisition costs must be amortized over 15 years, compared to the three-year period applied for accounting purposes. For the year ended December 31, 1997, no income tax benefit was recognized as MindSpring had a net taxable loss for the year.

         Net income (loss) and income (loss) per share. As a result of the factors discussed above, MindSpring's net income for the year ended December 31, 1998 was $10.5 million, or $0.41 income per diluted share, compared to a net loss of $4.1 million, or $0.18 basic and diluted loss per share, for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues. Revenues for the year ended December 31, 1997 totaled approximately $52.6 million, as compared to approximately $18.1 million for the year ended December 31, 1996. The approximately 190% increase in revenues resulted primarily from an approximately 129% increase in subscribers. Revenues increased in a greater proportion than subscribers due to the subscribers acquired from PSINet Inc. during the fourth quarter of 1996. Revenues from dial-up access to the Internet for the year ended December 31, 1997 represented approximately 78% of the revenue, compared to approximately 74% for the year ended December 31, 1996. Business services revenue increased slightly to approximately 15% of revenues for the year ended December 31, 1997, compared to approximately 13% for the year ended December 31, 1996. This increase is primarily attributable to the increase in the number of MindSpring's Web hosting customers. Subscriber start-up fees accounted for 7% of revenues for the year ended December 31, 1997, as compared to approximately 13% for the year ended December 31, 1996. MindSpring anticipates that as its customer base continues to expand, subscriber start-up fees will progressively represent a smaller percentage of revenues.

         Cost of revenues-recurring. For the year ended December 31, 1997, cost of revenues-recurring decreased to approximately 29% of total revenues, compared to approximately 35% of total revenues for the year ended December 31, 1996. Cost of revenues-recurring also decreased as a percentage of dial-up access revenue from approximately 47% for the year ended December 31, 1996 to approximately 37% for the year ended December 31, 1997. Not taking into account approximately $2.1 million in discounts we received in 1997 under the PSINet Services Agreement, cost of revenues-recurring would have been approximately 42% of total dial-up revenue for the year ended December 31, 1997, compared to approximately 47% for the year ended December 31, 1996. This decrease in cost of revenues-recurring as a percentage of total revenues and as a percentage of dial-up access revenues resulted primarily from increased efficiency and reduced network costs associated with MindSpring-owned POPs.

         Selling, general, and administrative expenses. Selling, general, and administrative expenses were approximately 59% of revenues for the year ended December 31, 1997, compared to approximately 78% of revenues for the year ended December 31, 1996. The decrease in selling, general, and administrative expenses as a percentage of revenues resulted from economies of scale with respect to costs such as payroll that do not increase in direct proportion to increases in revenue and to cost control efforts implemented by MindSpring's management.

         EBITDA margin. EBITDA margin increased to approximately 9% for the year ended December 31, 1997, compared to (23)% for the year ended December 31, 1996. The increase is attributable to the significant revenue growth outpacing the related cost increases principally as a result of economies of scale related to selling, general, and administrative expenses, as well as efficiencies and economies of scale associated with MindSpring-owned POPs.

         Depreciation and amortization. Depreciation and amortization expenses decreased to approximately 16% of revenues for the year ended December 31, 1997, compared to approximately 18% of revenues for the year ended December 31, 1996. Amortization expense remained steady at approximately 8% of revenue for both the years ended December 31, 1997 and December 31, 1996. Amortization expense resulted primarily from acquired customer bases which are being amortized over three years. Depreciation expense was approximately 8% of total revenues for the year ended December 31, 1997, compared to approximately 10% for the year ended December 31, 1996. The decrease in depreciation expense as a percentage of total revenues resulted from adding capacity through increased use of network services purchased from third-party providers, as opposed to increasing capacity by building additional MindSpring-owned POPs, and from reductions in cost of new equipment and improved operating efficiencies within MindSpring's network.

         Interest income (expense). The following table details the increase in interest expense in 1997 compared to 1996:

                                                           1997                 1996

   Interest on capital leases....................    $       (473,000)       $      91,000)
   Interest on PSINet notes......................            (276,000)            (324,000)
   Interest income - other.......................             411,000              325,000
                                                     ----------------        -------------

   Interest expense, net.........................    $       (338,000)       $     (90,000)
                                                     ================        =============

Interest on capital leases increased for the year ended December 31, 1997, compared to the year ended December 31, 1996, because MindSpring entered into several new capital leases for equipment. Interest income increased in 1997 due to the increase in outstanding cash balances available for investment as a result of positive operating cash flows.

         Income tax provision. For the years ended December 31, 1997 and 1996, no income tax benefit was recognized because MindSpring had a net taxable loss for the year.

         Net income (loss) and income (loss) per share. As a result of the factors discussed above, MindSpring's net loss for the year ended December 31, 1997 was $4.1 million, or $(0.18) basic and diluted loss per share, compared to a net loss of $7.6 million, or $(0.48) basic and diluted loss per share, for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1998, MindSpring generated net cash from operations of approximately $35.5 million, compared to $11.4 million for the year ended December 31, 1997, an increase of approximately 212.7%. During 1998, we used approximately $27.3 million from cash flows from operations to fund purchases of subscriber bases. $25 million of this amount was paid to AOL on October 15, 1998 in partial payment for the Spry acquisition with the balance of $7 million paid in March 1999. During 1998, we spent a total of approximately $20.2 million related to purchases of telecommunications equipment necessary for the provision of service to subscribers. We did not enter into any capital lease agreements in 1998, compared to approximately $8.4 million incurred in 1997 under capital leases for equipment acquisition. At December 31, 1998, MindSpring's capital lease obligations and minimum rental commitments under non-cancelable operating leases with initial or remaining terms of more than one year amounted to approximately $5.7 million for capital leases, and approximately $10 million for non-cancelable operating leases.

         During 1998, MindSpring generated approximately $170.5 million from financing activities, consisting primarily of two public equity offerings. In June 1998, MindSpring sold 3,000,000 shares of common stock at a public offering price of $17.67 per share. Proceeds from the June offering, net of underwriting discounts and offering expenses, were approximately $49.8 million. In December 1998, MindSpring sold 2,300,000 shares of common stock at a public offering price of $57 per share. Proceeds from the December offering, net of underwriting discounts and offering expenses, were approximately $124.8 million. Cash used for financing activities consisted of approximately $4.6 million for capital lease obligations and the final payment to PSINet Inc. due under a promissory note issued in connection with MindSpring's 1996 purchase from PSINet of subscribers and other assets and rights related to PSINet's U.S. consumer dial-up Internet access business. The final payment to PSINet was made in December 1998. During 1997, cash used for financing activities consisted primarily of approximately $2.6 million in payments for capital lease obligations and repayments of promissory notes to PSINet.

         As of December 31, 1998, MindSpring had cash on hand of approximately $167.7 million. On February 17, 1999, we paid $215 million in cash in connection with the closing of the NETCOM acquisition, approximately $80 million of which we borrowed under our $100 million secured revolving credit facility. After paying the amounts indicated for the NETCOM acquisition on February 17, 1999, we had remaining cash on hand of approximately $35 million, of which we paid approximately $7 million to AOL in March 1999 for the balance of the purchase price for the Spry acquisition.

         MindSpring's future capital requirements depend on various factors including, without limitation:

         - our ability to integrate successfully the subscribers and assets acquired from Spry and NETCOM, which requires us to reduce the costs previously associated with those subscribers and assets to approximate MindSpring's historical cost structure;

         -    the rate of market acceptance of MindSpring's services;

         -    our ability to maintain and expand our subscriber base;

         -    the rate of expansion of MindSpring's network infrastructure;

         - the resources required to expand our marketing and sales efforts, and

         - the availability of hardware and software provided by third-party vendors.

         We currently estimate that our cash and financing needs for 1999, assuming reasonable internal growth, can be met by cash on hand, amounts available under the credit facility, additional capital financing arrangements, and cash flow from operations. We expect to repay all amounts outstanding under the credit facility with a portion of the net proceeds from our recently announced offering of common stock or, if necessary, a portion of the proceeds from our recently announced convertible subordinated notes offering. However, whether or not we repay those amounts, if we are unable to negotiate amendments to the credit facility that are acceptable to us, the credit facility will effectively terminate when we complete the notes offering. We are in discussions with First Union National Bank regarding amending the credit facility, but we cannot assure you that we will be successful in negotiating acceptable amendments on a timely basis or at all.

         If our credit facility is unavailable and if our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. Other than our recently announced offerings of common stock and convertible subordinated notes, we do not currently have any plans or commitments for any additional financing, and there can be no assurance that if and when we need additional capital it will be available on terms that are acceptable to us, if at all. If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will be required to modify our growth and operating plans to match available funding. Any additional equity financing may be on terms that are dilutive or potentially dilutive to MindSpring's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and incurring additional debt may further limit MindSpring's ability to raise additional capital. In addition, our credit facility contains restrictions on our ability to incur additional debt and to issue some types of convertible or redeemable capital stock.

         MindSpring frequently engages in discussions involving potential business acquisitions. Depending on the circumstances, MindSpring may not disclose material acquisitions until completion of a definitive agreement. MindSpring may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in MindSpring's growth rate could materially affect MindSpring's operating and financial expectations and results, liquidity and capital resources.

         Market Risks. We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have no material future earnings or cash flow exposures with respect to our outstanding capital leases, which are all at fixed rates. To the extent MindSpring has borrowings outstanding under the credit facility, we would have market risk relating to those amounts because the interest rates under the credit facility are variable. At present, we have no plans to enter into any hedging arrangements with respect to those borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" applied to MindSpring. Neither statement had any impact on MindSpring's financial statements as MindSpring does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. MindSpring will continue to review these statements over time, in particular, SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

YEAR 2000

         Introduction. The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

         State of Readiness. MindSpring has established a Year 2000 Program Office to coordinate appropriate activity and report to the Board of Directors on a continuing basis with regard to the Year 2000 issue. MindSpring's Year 2000 Program Office has developed and is currently implementing a comprehensive plan (the "Year 2000 Program") for MindSpring to become Year 2000 ready. The Year 2000 Program consists of six phases: (1) project planning and inventory of all of MindSpring's assets, (2) assessment, (3) renovation (whether by upgrade or replacement), (4) testing and validation, (5) implementation and (6) creation of contingency plans in the event of year 2000 failures.

         The Year 2000 Program covers: (1) software products which are supplied by MindSpring to its customers, (2) MindSpring's information technology and operating systems ("IT Systems"), and (3) MindSpring's non-information technology systems, including embedded technology ("Non-IT Systems"). In addition, the Program calls for MindSpring to identify and assess the systems and services of MindSpring's major vendors, third party network service providers and other material service providers ("Third Party Systems"), and take appropriate remedial actions and develop contingency plans where appropriate in connection with such Third Party Systems.

         MindSpring supplies its customers with a software package which, among other things, allows its customers to access MindSpring's services. The software package consists of internally developed software (e.g., the MindSpring Internet Desktop interface) which is bundled with third party software (collectively, the "Access Product"). MindSpring believes that the current shipping version of its software package (including the MindSpring Internet Desktop) is Year 2000 ready.

         MindSpring has substantially completed the inventory phase of the Year 2000 Program for both its IT Systems and Non-IT Systems and has completed a majority of the assessment phase of the Year 2000 Program for the IT Systems and Non-IT Systems. MindSpring anticipates that it will complete the first two phases for those systems during the second quarter of 1999. The Year 2000 Program calls for the completion of all six phases for both IT and Non-IT Systems by the end of the second quarter of 1999.

         MindSpring has performed a technical review of many of the more critical Third Party Systems and has surveyed the publicly available statements issued by the vendors of those systems. Additionally, MindSpring has recently sent inquiry letters to its significant providers of Third Party Systems requesting information regarding their vulnerability to Year 2000 issues and whether the products and services purchased from those entities are Year 2000 compliant. MindSpring intends to pursue appropriate responses to those inquiries and will evaluate the responses it receives.

         MindSpring recently completed the Spry and NETCOM acquisitions. MindSpring is developing appropriate plans to identify and address Year 2000 related concerns with Spry and NETCOM as part of the natural integration of the Spry and NETCOM operations into MindSpring. Management believes that the Spry and NETCOM operations will not present any significant Year 2000 issues to MindSpring.

         MindSpring also recently acquired customers and assets of NETCOM, and intends to develop plans to identify and address Year 2000 related concerns with NETCOM as part of the natural integration of the NETCOM operation into MindSpring.

         MindSpring has not deferred any specific IT project due to the Year 2000 Program. MindSpring has engaged a consulting firm to assist it in completing the inventory and assessment phases of its Year 2000 Program, and to assist it in its Year 2000 Program management.

         Costs. As of December 31, 1998, MindSpring has incurred expenses of approximately $75,000 in connection with the implementation of the Year 2000 Program Office and Year 2000 Program. MindSpring estimates that an additional $250,000 to $300,000 in expenses will be incurred by MindSpring through the remainder of the Year 2000 Program. These costs will be expensed as incurred. The costs and estimates provided include MindSpring's estimate of the cost of internal resources directly attributable to MindSpring's Year 2000 Program, but do not yet include additional costs which may be incurred in connection with expanding the Year 2000 Program to include the systems and products acquired in the Spry and NETCOM transactions. MindSpring has funded, and anticipates that it will continue funding, the costs of the Year 2000 Program from cash flows. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. MindSpring currently believes these costs will not have a material effect on MindSpring's financial condition, liquidity or results of operations. MindSpring's estimates of Year 2000-related costs may change, however, depending on MindSpring's Year 2000 evaluation of the assets acquired from NETCOM.

         Risks. The failure by MindSpring to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, MindSpring perceives that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products.

         Specifically, MindSpring is heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to MindSpring by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect MindSpring's results of operations, liquidity and financial condition. MindSpring is not presently aware of any vendor related Year 2000 issue that is likely to result in this type of disruption.

         Furthermore, MindSpring's business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, MindSpring's results of operations, liquidity and financial condition could be materially and adversely affected.

         Although there is inherent uncertainty in the Year 2000 issue, MindSpring expects that as it progresses in its Year 2000 Program the level of uncertainty about the impact of the Year 2000 issue on MindSpring will be reduced significantly and MindSpring should be better positioned to identify the nature and extent of material risk to MindSpring as a result of any Year 2000 disruptions.

         Contingency Plans. The Year 2000 Program calls for the development of contingency plans for at-risk functions. MindSpring has established a Contingency Plan Committee to monitor and address the development of contingency plans. Due to the current phase in which MindSpring is in of its Year 2000 Program, MindSpring is currently unable at this time to fully assess its risks and determine what contingency plans, if any, need to be implemented by MindSpring. As MindSpring progresses in its Year 2000 Program and identifies specific risk areas, MindSpring intends to timely implement appropriate remedial actions and contingency plans.

         The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. MindSpring's expectations about risks, future costs and the timely completion of its Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include MindSpring's success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat.
2386) enacted on October 19, 1998.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have no material future earnings or cash flow exposures with respect to our outstanding capital leases, which are all at fixed rates. To the extent we have borrowings outstanding under our credit facility, we would have market risk relating to those amounts because the interest rates under the credit facility are variable. At present, we have no plans to enter into any hedging arrangements with respect to those borrowings.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of MindSpring, including MindSpring's Balance Sheets as of December 31, 1998 and 1997, Statements of Operations for the years ended December 31, 1998, 1997 and 1996, Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996, Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, and Notes to Financial Statements, together with a report thereon of Arthur Andersen LLP, dated February 17, 1999, are attached hereto as pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF MINDSPRING

    Directors of MindSpring are elected at the annual meeting of stockholders. Directors and officers serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of March 1, 1999.

                                                                                                         TERM AS
                                                                                                         DIRECTOR
                   NAME                     AGE           POSITION(S) WITH MINDSPRING                    EXPIRES
        ------------------------------------------------------------------------------------------------------------
        Charles M. Brewer..............     40    Chairman, Chief Executive Officer and Director           2001
        Michael S. McQuary.............     39    President, Chief Operating Officer and Director          2000
        O. Gene Gabbard(1)(2)..........     58    Director                                                 1999
        Campbell B. Lanier, III(1)(2)..     48    Director                                                 2001
        William H. Scott, III (1)(2)...     51    Director                                                 2000

-------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

         Charles M. Brewer founded MindSpring and has served as Chief Executive Officer and Director of MindSpring since its inception in February 1994 and as Chairman since March 1996. He also served as the President of MindSpring from its inception until March 1996 and as the Secretary and Treasurer of MindSpring from its inception until January 1995. From May 1993 to January 1994, Mr. Brewer developed the concept for MindSpring and evaluated its prospects. Prior to starting MindSpring, he served as Chief Executive Officer of AudioFax, Inc., a software company providing fax server software, from May 1992 to April 1993 and was the Chief Financial Officer of AudioFax from May 1989 to April 1992. Mr. Brewer received a BA in Economics from, and was a Phi Beta Kappa graduate of, Amherst College and received an MBA from Stanford University.

         Michael S. McQuary has been the President of MindSpring since March 1996, the Chief Operating Officer of MindSpring since September 1995, and a Director of MindSpring since December 1995. He also served as MindSpring's Executive Vice President from October 1995 to March 1996 and MindSpring's Executive Vice President of Sales and Marketing from July 1995 to September 1995. Prior to joining MindSpring, Mr. McQuary served in a variety of management positions with Mobil Chemical Co., a petrochemical company, from August 1984 to June 1995, including Regional Sales Manager from April 1991 to February 1994 and Manager of Operations (Reengineering) from February 1994 to June 1995. Mr. McQuary received a BA in Psychology from the University of Virginia and an MBA from Pepperdine University.

         O. Gene Gabbard has been a Director of MindSpring since December 1995. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding and several of its subsidiaries, as well as ITC/\DeltaCom, Inc. ("ITC/\DeltaCom"), a carriers' carrier and retail telecommunications company, and Powertel, Inc. ("Powertel"), a wireless telecommunications company formerly known as InterCel, Inc., and as a director and Chairman of ClearSource, Inc., a provider of broadband telecommunications services. From August 1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation ("MCI"), a telecommunications company. Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

         Campbell B. Lanier, III has served as a Director of MindSpring since November 1994. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding (or its predecessors) since its inception in 1985. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. He is also the Chairman of ITC/\DeltaCom and is a director of ITC/\DeltaCom, KNOLOGY Holdings, Inc. ("KNOLOGY"), a broadband telecommunications services company formerly known as CyberNet Holding, Inc., Vista Eyecare, Inc., a full service optical retailer, K&G Men's Centers, a discount retailer of men's clothing, Innotrac Corporation ("Innotrac"), which provides customized, technology-based marketing support services, and is Vice Chairman of the Board of AvData and Chairman of the Board of Powertel. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

         William H. Scott, III has been a Director of MindSpring since November 1994. Mr. Scott has served as President of ITC Holding (or its predecessors) since December 1991 and has been a director of ITC Holding (or its predecessors) since May 1989. He is also an officer and director of several ITC Holding subsidiaries. Mr. Scott is a director of ITC/\DeltaCom, KNOLOGY, Powertel, Innotrac and AvData.

         For a list of the executive officers of MindSpring who are not also directors of MindSpring, together with biographical summaries of their experience, see "Item 1. Business-Non-Director Executive Officers of MindSpring."

ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

         The following table sets forth the compensation paid during the periods indicated to the Chief Executive Officer of the Company and to each of the four other most highly compensated executive officers of the Company during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                                                                                                         LONG TERM
                                                                                                    COMPENSATION AWARDS
                                                                                                   ----------------------
                                                                         ANNUAL                    SECURITIES UNDERLYING
                                                                      COMPENSATION                      OPTIONS (1)
                                                         ---------------------------------         ---------------------
               NAME AND PRINCIPAL POSITIONS      YEAR          SALARY            BONUS (1)
          ------------------------------------- ------   ------------------ --------------
          Charles M. Brewer (2)                  1998         $163,750           $107,032                 17,841
           Chairman and Chief Executive          1997          150,000             65,550                  7,314
           Officer                               1996           84,000             20,000                     --


          Michael S. McQuary (3)                 1998         $136,458           $ 71,355                 17,367
           President and Chief Operating         1997          125,000             43,700                  7,314
           Officer                               1996           84,000             36,035                116,238

          Michael G. Misikoff (4)                1998         $114,625           $ 37,461                     --
           Executive Vice President, Chief       1997          105,000             22,943                  3,072
           Financial Officer, Secretary          1996           84,000              6,300                     --
           and Treasurer

          James T. Markle (5)                    1998         $104,800           $ 41,100                  2,500
           Executive Vice President              1997           96,000             20,976                  2,808
                                                 1996           96,000              6,030                     --

          Gregory J. Stromberg (6)               1998         $ 91,700           $ 35,963                 13,348
           Executive Vice President              1997           82,250             18,354                  2,460
                                                 1996           62,500              6,150                  6,000

(1) A portion of the bonuses paid to Named Executive Officers of the Company may be paid or awarded in the first quarter of the fiscal year following the year in which the bonus was earned.

(2) Mr. Brewer was granted options to purchase 17,841 shares of the Company's common stock in January 1999 for services performed in 1998 and options to purchase 7,314 shares of the Company's common stock in January 1998 for services performed in 1997.

(3) Mr. McQuary was granted options to purchase 17,367 shares of the Company's common stock in January 1999 for services performed in 1998, options to purchase 7,314 shares of the Company's common stock in January 1998 for services performed in 1997 and options to purchase 38,736 shares of the Company's common stock in February 1997 for services performed in 1996.

(4) Mr. Misikoff was granted options to purchase 3,072 shares of the Company's common stock in January 1998 for services performed in 1997. Mr. Misikoff resigned his positions as director and executive officer of the Company effective February 19, 1999.

(5) Mr. Markle was granted options to purchase 2,808 shares of the Company's common stock in January 1998 for services performed in 1997. Mr. Markle resigned his position as executive officer of the Company effective February 28, 1999.

(6) Mr. Stromberg was granted options to purchase a total of 13,348 shares of the Company's common stock in December 1998 and February 1999 for services performed in 1998 and options to purchase 2,460 shares of the Company's common stock in January 1998 for services performed in 1997.

    STOCK OPTION GRANTS IN FISCAL YEAR 1998.

         The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998 All such grants were made under the Company's 1995 Stock Option Plan.

                                                               OPTION GRANTS DURING 1998
                      -------------------------------------------------------------------------------------------------------------
                                                                                                          POTENTIAL REALIZABLE
                                                                                                            VALUE AT ASSUMED
                                                                                                         ANNUAL RATES OF STOCK
                                                                                                         PRICE APPRECIATION FOR
                                                                    INDIVIDUAL GRANTS                          OPTION TERM
                      -------------------------------------------------------------------------------------------------------------
                                        PERCENT OF
                                           TOTAL
                          NUMBER OF       OPTIONS
                         SECURITIES     GRANTED TO
                         UNDERLYING      EMPLOYEES
                           OPTIONS       IN FISCAL        EXERCISE                     EXPIRATION
        NAME             GRANTED (1)       YEAR             PRICE      GRANT DATE         DATE             5%              10%
-------------------   --------------- --------------   ------------- --------------  -------------- ----------------  -------------
Charles M. Brewer          7,314           .85%           $ 10.94    1/27/98         1/27/08            $ 50,321          $127,524
Michael S. McQuary         7,314           .85%           $ 10.94    1/27/98         1/27/08            $ 50,321          $127,524
Michael G. Misikoff        3,072           .36%           $ 10.94    1/27/98         1/27/08            $ 21,136          $ 53,562
James T. Markle            2,808           .33%           $ 10.94    1/27/98         1/27/08            $ 19,319          $ 48,959
                           2,500           .29%           $ 60.69    12/18/98        12/18/08           $ 95,419          $241,811
Gregory J. Stromberg       2,460           .29%           $ 10.94    1/27/98         1/27/08            $ 16,925          $ 42,891
                           2,500           .29%           $ 60.69    12/18/98        12/18/08           $ 95,419          $241,811

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

    OPTION EXERCISES AND FISCAL YEAR-END VALUES.

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended December 31, 1998, the number of securities underlying unexercised options at 1998 year-end and the year-end value of all unexercised in-the-money options held by such individuals.


                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                                                        OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                                                                     DECEMBER 31, 1998               DECEMBER 31, 1998(2)(3)
                           SHARES                           ----------------------------------  ----------------------------------
                         ACQUIRED ON          VALUE
                          EXERCISE         REALIZED(1)        EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                        -------------   ---------------     ---------------  -----------------  ---------------  -----------------
Charles M. Brewer              --                 --                --             7,314                   --       $  446,615
Michael S. McQuary         12,500       $    203,913           147,456           123,537           $8,847,633        7,225,694
Michael G. Misikoff        38,737          1,323,450                --            41,807                   --        2,511,119
James T. Markle             6,900            330,801            51,201            24,676            3,115,719        1,320,279
Gregory J. Stromberg       12,500            425,125            14,490            16,457              862,685          807,720

(1) Represents the difference between the exercise price and the closing price of the common stock on the Nasdaq National Market upon the date of exercise.

(2) Represents the difference between the exercise price and the closing price of the common stock on the Nasdaq National Market at December 31, 1998.

(3)    Based on a per share price of $61.063 on December 31, 1998.

DIRECTOR COMPENSATION

         Since our inception, members of the board of directors have not received any compensation for their service on the board of directors except pursuant to MindSpring's Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, 210,000 shares of common stock are authorized for issuance to non-employee directors (in the form of grants of 30,000 options per director) upon their initial election or appointment to the board, or, in the case of Messrs. Lanier, Scott and Gabbard, who joined the board prior to the creation of the Directors Plan, upon the adoption of the Directors Plan by the board. Options are exercisable at the fair market value of the common stock (as determined by the board) on the date of grant. The Directors Plan was amended in 1998 to provide for discretionary option grants. Upon adoption of this amendment, each of Messrs. Lanier, Scott and Gabbard received a grant of 15,000 options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The members of the Compensation Committee for the year ended December 31, 1998 were Messrs. Gabbard, Lanier and Scott.

         As of February 28, 1999, ITC Holding beneficially owned approximately 18.5% of the outstanding capital stock of the Company. Both Messrs. Lanier and Scott serve as executive officers and directors of ITC Holding. Mr. Gabbard also is a director of ITC Holding. As of February 28, 1998, Messrs. Lanier, Scott and Gabbard owned approximately 19%, less than 1.0% and less than 1.0%, respectively, of the common stock of ITC Holding. As of February 28, 1998, Mr. Brewer owned less than 1.0% of the common stock of ITC Holding.

         The Company has entered into certain business relationships with subsidiaries of ITC Holding. The Company leases T-1 telecommunications lines for data transport for some of its points of presence and purchases long distance telephone services, maintenance and installation services and wide area network transport service from ITC/\DeltaCom, which until October 20, 1997 was owned by ITC Holding and is now owned by substantially the same stockholders as ITC Holding. The Company pays ITC/\DeltaCom approximately $254,000 per month for these services. Charges from ITC/\DeltaCom totaled approximately $3,672,000 for the year ended December 31, 1998, of which the Company had paid approximately $3,493,929 as of December 31, 1998.

         The Company leases telephone lines from, and has contracts for maintenance and installation with, Interstate Telephone Company, Inc. ("Interstate Telephone"), a wholly-owned subsidiary of ITC Holding. The Company pays Interstate Telephone approximately $18,000 per month for these leased telephone lines. Charges from Interstate Telephone for telephone lines and installation charges and payments made to Interstate Telephone totaled approximately $219,736 for the year ended December 31, 1998.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than ten percent beneficial owners are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such forms furnished to us and certain of the our internal records, or upon written representations that no Forms 5 were required, we believe that during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to MindSpring's directors, officers and greater than ten percent beneficial owners were satisfied in a timely manner.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as of February 28, 1999 concerning beneficial ownership of common stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding common stock, (2) each director and nominee for director of the Company, (3) each Named Executive Officer, and (4) all directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                        AMOUNT AND
                                                         NATURE OF
                                                        BENEFICIAL                  PERCENT OF COMMON
              NAME OF BENEFICIAL OWNER                 OWNERSHIP (1)                STOCK OUTSTANDING
         -----------------------------               ---------------                -----------------
         ITC  Service Company, Inc. (2)(3).             5,324,067                     18.5%
         Charles M. Brewer (4).............             2,320,003                      8.1%
         O. Gene Gabbard (5)(6)............                12,500                         *
         Campbell B. Lanier, III (6)(7)....                 7,500                         *
         James T. Markle (8)...............                71,549                         *
         Michael S. McQuary (9)............               306,695                      1.1%
         Michael G. Misikoff (10)..........               232,857                         *
         William H. Scott, III (6)(11).....                13,500                         *
         Gregory J. Stromberg (12).........                25,465                         *
         All executive officers and directors
           as a group (10 persons) (13)....             2,780,956                      9.6%

---------------------------
*     Less than one percent.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from February 28, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) ITC Holding Company, Inc. indirectly owns these shares through its indirect, wholly owned subsidiary, ITC Service Company. The address of both ITC Holding Company, Inc. and ITC Service Company is 1239 O.G. Skinner Drive, West Point, Georgia 31833.

(3) ITC Holding has pledged all of its stock in the Company to certain lenders in connection with a credit agreement dated October 20, 1997.

(4) The address for Charles M. Brewer is MindSpring Enterprises, Inc., 1430 West Peachtree Street, Suite 400, Atlanta, Georgia 30309.

(5) Includes 7,500 shares of common stock that Mr. Gabbard has the right to purchase within 60 days from February 28, 1999 pursuant to options.

(6) Mr. Lanier is Chairman of the Board, Chief Executive Officer and an owner of approximately 19% of the common stock of ITC Holding (as of February 28, 1999). Mr. Scott is the President and a director of ITC Holding and is an owner of less than 1.0% of its common stock (as of February 28, 1999). Mr. Gabbard is a director of ITC Holding and an owner of less than 1.0% of its common stock (as of February 28, 1999). Each of Messrs. Lanier, Scott and Gabbard disclaims beneficial ownership of the shares of the Company's common stock held by ITC Holding.

(7) Includes 7,500 shares of common stock that Mr. Lanier has the right to purchase within 60 days from February 28, 1999 pursuant to options.

(8) Includes 70,569 shares of common stock that Mr. Markle has the right to purchase within 60 days from February 28, 1999 pursuant to options. Mr. Markle resigned his position as executive officer of the Company effective February 28, 1999.

(9) Includes 178,436 shares of common stock that Mr. McQuary has the right to purchase within 60 days from February 28, 1999 pursuant to options.

(10) Mr. Misikoff resigned his positions as director and executive officer of the Company effective February 19, 1999.

(11) Includes 7,500 shares of common stock that Mr. Scott has the right to purchase within 60 days from February 28, 1999 pursuant to options. Mr. Scott's beneficial ownership of MindSpring includes 1,000 shares of common stock held in trust for Mr. Scott's minor daughter, of which Mr. Scott's wife is trustee.

(12) Includes 14,865 shares of common stock that Mr. Stromberg has the right to purchase within 60 days from February 28, 1999 pursuant to options.

(13) Includes 293,618 shares of common stock that such persons have the right to purchase within 60 days from February 28, 1999 pursuant to options. Does not include shares owned by Mr. Misikoff who resigned his position as director and executive officer of the Company effective February 19, 1999.

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

         For a summary of certain transactions and relationships among the Company and its associated entities, and among the directors, executive officers and stockholders of the Company and its associated entities, see "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the registrant and report of independent auditors are included in Item 8 of this Form 10-K:

         Report of Independent Public Accountants.
         Balance Sheets as of December 31, 1998 and 1997.
         Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
         Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.
         Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996.
         Notes to Financial Statements.

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

         Report of Independent Public Accountant as to Schedules

         Schedule II - Valuation of Qualifying Accounts

         (a)(3) The following exhibits are either provided with this Report or are incorporated herein by reference:

                 EXHIBIT                                               EXHIBIT
                 NUMBER                                              DESCRIPTION
                --------       ----------------------------------------------------------------------------------
                 2.1       --  Asset Purchase Agreement dated as of September 10, 1998 by and among MindSpring
                               Enterprises, Inc., America Online, Inc. and Spry, Inc.  (Filed as Exhibit 2.1
                               to Current Report on Form 8-K dated September 15, 1998, File No. 0-27890, and incorporated herein by reference.)

                 2.2       --  Asset Purchase Agreement dated as of January  5, 1999 by and between MindSpring
                               Enterprises, Inc. and NETCOM On-Line Communication Services, Inc.  (Filed as
                               Exhibit 2.1 to Current Report on Form 8-K dated February 25, 1999, File
                               No. 0-27890, and incorporated herein by reference.)

                 2.3       --  Closing Agreement, dated February 17, 1999, by and between MindSpring Enterprises,
                               Inc. and NETCOM On-Line Communication Services, Inc.  (Filed as Exhibit 2.2 to
                               Current Report on Form 8-K dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

                 3.1       --  Amended and Restated Certificate of Incorporation of MindSpring Enterprises,
                               Inc. (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q/A dated December 7,
                               1998, File No. 0-27890, and incorporated herein by reference.)

                 3.2       --  Certificate of Amendment to Amended and Restated Certificate of Incorporation
                               of MindSpring Enterprises, Inc.  (Filed as Exhibit 3.2 to Quarterly Report on
                               Form 10-Q/A dated December 7, 1998, File No. 0-27890, and incorporated herein by reference.)

                 3.3       --  Amended and Restated Bylaws of MindSpring Enterprises, Inc. (Filed as Exhibit
                               3(b) to Quarterly Report on Form 10-Q/A dated August 30, 1996, File No.
                               0-27890, and incorporated herein by reference.)

                10.1       --  Support Agreement entered into as of April 1996 between Sykes Enterprises,
                               Incorporated and NETCOM On-Line Communication Services, Inc.

                10.2       --  Lease Agreement between Park West E-3 Associates and NETCOM On-Line
                               Communication Services, Inc., a Delaware Corporation, dated February 23, 1996.

                10.3       --  Credit Agreement dated as of February 17, 1999 by and among MindSpring
                               Enterprises, Inc., as Borrower, the Lenders referred to herein, First Union
                               Capital Markets Corp., as Arranger and First Union National Bank, as
                               Administrative Agent.  (Filed as Exhibit 10.1 to Current Report on Form 8-K
                               dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

               10.4       --   Guaranty and Collateral Agreement made by MindSpring Enterprises, Inc. and the other Grantors party hereto in favor of First Union National Bank, as
                               Administrative Agent.  (Filed as Exhibit 10.2 to Current Report on Form 8-K
                               dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

               10.5       --   Lease Agreement commencing on November 1, 1995 between West Peachtree Point
                               Partners, L.P. and

                               MindSpring Enterprises, Inc.  (Filed as Exhibit 10(j) to
                               Initial Form S-1, and incorporated herein by reference.)

               10.6       --   First Amendment dated February 6, 1996 to Lease Agreement dated November 1,
                               1995 between John Marshall Law School, Inc. (assignee of West Peachtree Point
                               Partners, L.P.) and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(cc) to
                               Initial Form S-1, and incorporated herein by reference.)

               10.7       --   MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended.

               10.8       --   Form of Stock Option Agreement.  (Filed as Exhibit 10(v) to Initial Form S-1,
                               and incorporated herein by reference.)

               10.9        --  MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended.

               10.10       --  Form of Director Stock Option Agreement, as amended.  (Filed as Exhibit 10(x) to
                               Initial Form S-1, and incorporated herein by reference.)

               10.11       --  Form of MindSpring Director or Officer Indemnity Agreement.  (Filed as Exhibit
                               10(dd) to Initial Form S-1, and incorporated herein by reference.)

               10.12       --  Master Services Agreement dated July 15, 1996 between BellSouth
                               Telecommunications, Inc. and MindSpring Enterprises, Inc.  (Filed as Exhibit
                               10(cc) to the October 1996 S-1, and incorporated herein by reference.)

               10.13       --  Office Building Lease Agreement commencing December 15, 1997, between Pennsylvania
                               Dental Service Corporation, a Pennsylvania corporation d/b/a Delta Dental of
                               Pennsylvania, and MindSpring Enterprises, Inc.

               10.14       --  Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree,
                               L.P. and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(hh) to Annual
                               Report on Form 10-K dated March 26, 1997, File No. 0-27890, and incorporated herein by reference.)

               10.15       --  Amendment dated June 6, 1997 to Master Services Agreement dated July 15, 1996 between BellSouth Telecommunications, Inc. and MindSpring Enterprises, Inc.
                               (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q dated August 14, 1997,
                               File No. 0-27890, and incorporated herein by reference).

               10.16       --  Special Service Arrangement Agreement dated June 1997 between BellSouth
                               Telecommunications, Inc. and MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama, Florida, Kentucky,
                               North Carolina, South Carolina and Tennessee) (Filed as Exhibit 10.2 to
                               Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).

               11.1        --  Statement regarding Computation of Per Share Earnings.

               23.1        --  Consent of Arthur Andersen LLP

---------------


         (b) On November 13, 1998, the Company filed a Current Report on Form 8-K (the "Spry Form 8-K") reporting that, on October 15, 1998, the Company acquired certain assets used in connection with the consumer dial-up Internet access business operated in the United States by Spry, Inc., a Washington corporation ("Spry") (the "Spry Acquisition"). Financial statements of Spry and pro forma financial information required by Item 7 to Form 8-K were filed with the Spry Form 8-K.

                  On December 7, 1998, the Company filed a Current Report on Form 8-K that contained, pursuant to Item 7 to Form 8-K, certain updated, unaudited pro forma financial information concerning the Spry Acquisition. The Company also filed certain other information with respect to its business and financial condition that was contained in the Company's prospectus dated May 29, 1998 which formed a part of the Company's Registration Statement on Form S-3 (SEC File No. 333-51615) and that the Company deemed of importance to its stockholders.

                  On December 11, 1998, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A that contained, pursuant to Item 7 to Form 8-K, the financial statements of Spry and certain unaudited pro forma financial information for the Company reflecting the Spry Acquisition. This filing amended the Company's November 13, 1998 Current Report on Form 8-K

                  Also on December 11, 1998, the Company filed an Amendment No. 1 to Current Report on Form 8-K/A that contained, pursuant to
                  Item 7 to Form 8-K, unaudited pro forma financial information for the Company reflecting the Spry Acquisition. This filing amended the Company's December 7, 1998 Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of March, 1999.

                                            MINDSPRING ENTERPRISES, INC.

                                            By  /s/ Charles M. Brewer
                                                ---------------------
                                                Charles M. Brewer
                                                Chairman, Chief Executive
                                                Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES                     TITLE                         DATE
                            -----------------------       --------------------------     ----------------
                            /s/ Charles M. Brewer
                            ---------------------
                                Charles M. Brewer         Chairman, Chief Executive      March 26, 1999
                                                          Officer and Director
                                                          (Principal Executive Officer)

                            /s/ Michael S. McQuary
                            ----------------------
                                Michael S. McQuary        President, Chief Operating     March 26, 1999
                                                          Officer and Director


                            /s/ Juliet M. Reising
                            ---------------------
                                Juliet M. Reising         Executive Vice President,      March 26, 1999
                                                          Chief Financial Officer and
                                                          Treasurer (Principal
                                                          financial officer and
                                                          principal accounting officer)

                            /s/ O. Gene Gabbard
                            -------------------
                                O. Gene Gabbard           Director                       March 26, 1999

                            /s/ Campbell B. Lanier, III
                            ---------------------------
                             Campbell B. Lanier, III      Director                       March 26, 1999

                            /s/ William H. Scott, III
                            -------------------------
                                William H. Scott, III     Director                       March 26, 1999

                          INDEX TO FINANCIAL STATEMENTS

MINDSPRING ENTERPRISES, INC.

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Public Accountants ...............................................................     F-2

Balance Sheets as of December 31, 1998 and 1997.........................................................     F-3

Statement of Operations for the years ended December 31, 1998, 1997
         and 1996.......................................................................................     F-4

Statement of Stockholders' Equity for the years ended December 31,
         1998, 1997 and 1996............................................................................     F-5

Statements of Cash Flows for the years ended December 31,
         1998, 1997 and 1996............................................................................     F-6

Notes to Financial Statements...........................................................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MindSpring Enterprises, Inc.:

         We have audited the accompanying balance sheets of MINDSPRING ENTERPRISES, INC. (a Delaware corporation) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MindSpring Enterprises, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the three years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 17, 1999

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                         1998                          1997
                                                                                  ---------------                  -------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................$       167,743                  $       9,386
     Trade receivables, net of allowance for doubtful accounts of
       $1,224 and $751 at December 31, 1998 and 1997, respectively................          3,278                          2,002
     Deferred income taxes (Note 8)...............................................          3,421                              -
     Prepaids and other current assets............................................            758                          1,042
                                                                                  ---------------                  -------------
         Total current assets.....................................................        175,200                         12,430
                                                                                  ---------------                  -------------
PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment....................................         35,580                         18,050
     Assets under capital lease...................................................          9,546                          9,916
     Other........................................................................          4,821                          1,805
                                                                                  ---------------                  -------------
                                                                                           49,947                         29,771
     Less:  accumulated depreciation..............................................        (14,106)                        (6,133)
                                                                                  ----------------                 --------------
         Property and equipment, net..............................................         35,841                         23,638
                                                                                  ---------------                  -------------

OTHER ASSETS:
     Acquired customer base, net (Notes 1 and 2)..................................         34,742                          7,478
     Deferred income taxes (Note 8)...............................................          1,123                              -
     Other........................................................................            693                            740
                                                                                  ---------------                  -------------
         Total other assets.......................................................         36,558                          8,218
                                                                                  ---------------                  -------------
                                                                                  $       247,599                  $      44,286
                                                                                  ===============                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ......................................................$         3,462                  $       4,306
     Current portion of capital lease liability (Note 7) .........................          2,695                            2,607
     Telecommunications costs payable.............................................          2,831                            2,233
     Deferred revenue (Note 1)....................................................          7,443                            2,198
     Current portion of notes payable (Note 6)....................................              -                            2,043
     Other accrued expenses.......................................................          5,105                            1,776
     Due to America Online, Inc. (Note 2).........................................          7,000                               -
     Accrued compensation expense.................................................          2,550                           1,404
     Income tax payable...........................................................          2,566                               -
     Network services payable ....................................................          4,442                           1,216
                                                                                   --------------                   -------------
         Total current liabilities................................................         38,094                          17,783
                                                                                   --------------                   -------------

LONG-TERM LIABILITIES:
         Capital lease liability (Note 7).........................................         2,424                           5,090
                                                                                  --------------                   -------------
         Total long-term liabilities..............................................         2,424                           5,090
                                                                                  --------------                   -------------

         Total liabilities........................................................        40,518                          22,873
                                                                                  --------------                   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $.01 par value; 60,000 and 45,000 shares authorized at
       December 31, 1998 and 1997 and 28,284 and 22,603 issued and outstanding
       at December 31, 1998 and  1997, respectively...............................           283                             226
     Additional paid-in capital...................................................       209,983                          34,916
     Accumulated deficit..........................................................        (3,185)                        (13,729)
                                                                                  ---------------                  --------------
         Total stockholders' equity...............................................       207,081                          21,413
                                                                                  --------------                   -------------
                                                                                  $      247,599                   $      44,286
                                                                                  ==============                   =============

  The accompanying Notes to Financial Statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   1998                  1997             1996
                                                            ---------------       ---------------    -------------
REVENUES:
     Access.................................................$        95,852       $        40,925    $      13,420
     Business services......................................         14,735                 7,711            2,286
     Subscriber start-up fees...............................          4,086                 3,920            2,426
                                                            ---------------       ---------------    -------------
       Total revenues.......................................        114,673                52,556           18,132
                                                            ---------------       ---------------    -------------

COST AND EXPENSES:
     Cost of revenues -- recurring..........................         31,724                15,203            6,332
     Cost of subscriber start-up fees.......................          2,612                 1,619            1,876
     General and administrative.............................         38,443                22,265           10,072
     Selling................................................         18,881                 8,519            4,089
     Depreciation and amortization..........................         15,227                 8,695            3,285
                                                            ---------------       ---------------    -------------
       Total operating expenses.............................        106,887                56,301           25,654
                                                            ---------------       ---------------    -------------

OPERATING INCOME (LOSS).....................................          7,786                (3,745)          (7,522)
INTEREST INCOME (EXPENSE), NET..............................          1,214                  (338)             (90)
                                                            ---------------       ----------------   --------------

INCOME (LOSS) BEFORE TAXES .................................$         9,000       $        (4,083)   $      (7,612)
                                                            ---------------       ----------------   --------------

    INCOME TAX BENEFIT .....................................          1,544                      -                -
                                                            ---------------       ---------------     -------------

NET INCOME (LOSS)...........................................$        10,544       $        (4,083)   $      (7,612)
                                                            ===============       ================   ==============

NET INCOME (LOSS) PER SHARE:
     Basic..................................................$          0.43       $         (0.18)   $       (0.48)
                                                            ===============       ================   ==============
     Diluted................................................$          0.41       $         (0.18)   $       (0.48)
                                                            ===============       ================   ==============
SHARES USED FOR COMPUTING NET
     INCOME (LOSS) PER SHARE:
     Basic .................................................         24,611                22,542           15,758
                                                            ===============       ===============    =============
     Diluted................................................         25,431                22,542           15,758
                                                            ===============       ===============    =============



                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                      Common Stock           Additional       Preferred Stock                              Total
                              ------------------------------  Paid-in   -----------------------------  Accumulated     Stockholders'
                                  Shares          Amount      Capital      Shares          Amount          Deficit          Equity
                              -----------       ---------    ----------    -------     -----------     ------------    -------------

Balance, December 31, 1995           3,802     $      38     $      95       1,933          $ 2,383        $ (2,034)      $     482
   Conversion of Class A
     preferred stock to common       3,563            36           709      (1,188)            (745)              -               -
   Conversion of Class B
     preferred stock to common       1,937            19           981        (645)          (1,000)              -               -
   Issuance of additional
     common stock, net of
     related offering expenses       6,075            60        14,089           -                 -              -          14,149
   Conversion of Class C
     preferred stock to common         300             3           635        (100)            (638)              -               -
   Issuance of additional
     common stock, net of
     related offering expenses       6,750            68        18,319           -                 -              -          18,387
   Issuance of common stock
     pursuant to exercise of
     options      ..........             4             -             1           -                 -              -               1
     Net loss...............             -             -             -           -                 -         (7,612)         (7,612)
                               -----------  ------------    -----------    ---------        ---------      --------        --------

Balance, December 31, 1996..        22,431  $        224    $   34,829           -          $      -       $ (9,646)       $ 25,407
   Issuance of common stock
     pursuant to exercise of
     options................           172             2            87           -                 -              -              89
     Net loss...............             -             -             -           -                 -         (4,083)         (4,083)
                               -----------  ------------    -----------    ---------        ---------      --------        --------

Balance, December 31, 1997..        22,603  $        226    $   34,916           -          $      -       $(13,729)       $ 21,413
   Issuance of additional
     common stock, net of
     related offering expenses       3,000            30        49,726           -                 -              -          49,756
   Issuance of additional
     common stock, net of
     related offering expenses       2,300            23       124,761           -                 -              -         124,784
Issuance of common stock
     pursuant to exercise of
     options................           381             4           580           -                 -              -             584
     Net income.............             -             -             -           -                 -         10,544          10,544
                               -----------  ------------    -----------    ---------        ---------      --------        --------
Balance, December 31, 1998..        28,284  $        283    $  209,983           -          $      -       $ (3,185)       $207,081
                               ===========  ============    ============   =========        =========      ========        ========



                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                         1998                  1997                      1996
                                                                     -------------      ------------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................................$      10,544      $         (4,083)          $      (7,612)
                                                                     -------------      ----------------           -------------
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Depreciation and amortization...................................       15,227                 8,695                   3,285
     Deferred income taxes...........................................       (4,544)                    -                       -
     Changes in operating assets and liabilities:
         Trade receivables...........................................       (1,276)                   (5)                 (1,477)
         Other current assets........................................          284                  (565)                   (158)
         Trade accounts payable......................................         (844)                2,352                   1,106
         Telecommunications cost payable.............................          598                 1,332                     700
         Deferred revenue............................................        5,245                 1,782                      80
         Other accrued expenses......................................        3,329                 1,166                     246
         Accrued compensation expense................................        1,146                   769                     520
         Income taxes payable........................................        2,566                     -                       -
         Network services payable....................................        3,226                   (89)                  1,305
                                                                     -------------      -----------------          -------------
           Total adjustments.........................................       24,957                15,437                   5,607
                                                                     -------------      ----------------           -------------
           Net Cash Provided By (Used In) Operating Activities.......       35,501                11,354                  (2,005)
                                                                     -------------      ----------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................      (20,176)               (8,042)                 (8,298)
     Purchase of customer base.......................................      (27,312)                 (960)                (12,249)
     Other...........................................................         (159)                    -                    (789)
                                                                     --------------     ----------------           --------------
         Net Cash Used In Investing Activities.......................      (47,647)               (9,002)                (21,336)
                                                                     -------------      ----------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of loan from preferred stockholder.....................            -                     -                   1,000
     Payments of loan from preferred stockholder.....................            -                     -                  (3,500)
     Proceeds from notes payable.....................................            -                     -                  11,488
     Payments of notes payable.......................................       (2,043)                 (624)                 (8,822)
     Payments of capital lease obligations...........................       (2,578)               (2,084)                   (134)
     Issuance of common stock........................................      175,124                    89                  32,537
                                                                     -------------      ----------------           -------------
         Net Cash Provided By (Used In)  Financing Activities........      170,503                (2,619)                 32,569
                                                                     -------------      -----------------          -------------

NET INCREASE (DECREASE)  IN CASH AND CASH
     EQUIVALENTS.....................................................      158,357                  (267)                  9,228
CASH AND CASH EQUIVALENTS, beginning of year.........................        9,386                 9,653                     425
                                                                     -------------      ----------------           -------------

CASH AND CASH EQUIVALENTS, end of year...............................$     167,743      $          9,386           $       9,653
                                                                     =============      ================           =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
     Interest paid...................................................$         890      $            749           $         402
                                                                     =============      ================           =============
     Income taxes paid...............................................$         434      $              -           $           -
                                                                     =============      ================           =============

SUPPLEMENTAL NONCASH DISCLOSURES:
     Assets acquired under capital lease.............................$           -      $          8,443           $       1,473
                                                                     =============      ================           =============
     Noncash accrual for acquired subscriber base....................$       7,000      $              -           $           -
                                                                     =============      ================           =============


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

1. ORGANIZATION AND NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MindSpring Enterprises, Inc. ("MindSpring" or the "Company") is a national provider of Internet access. The Company was incorporated in Georgia on February 24, 1994 and began marketing its services in June 1994. The Company reincorporated in Delaware and effected a recapitalization in December 1995.

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

         SOURCES OF SUPPLIES

         The Company relies on third-party networks, local telephone companies, and other companies to provide data communications capacity. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

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

         ACQUIRED CUSTOMER BASE

         The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ("ISPs"). The customer acquisition costs include the actual fee paid to the selling ISP, as well as legal and other expenses specifically related to the transactions. Subscriber acquisition costs capitalized at December 31, 1998 and 1997 were $47,521,000 and $13,209,000, respectively. Amortization is provided using the straight-line method over three years commencing when the customer base is received. Amortization expense for the years ended December 31, 1998, 1997, and 1996 was $7,048,000, $4,210,000, and $1,521,000, respectively. See Note 2 for further discussion.

         LONG-LIVED ASSETS

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         INCOME TAXES

         Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

         STOCK-BASED COMPENSATION PLANS

         The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

         REVENUE RECOGNITION

         The Company recognizes revenue when services are provided. Services are generally billed one month in advance. During 1998, the Company began offering prepaid services. Advance billings including prepaid services and collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

         BARTER TRANSACTIONS

         The Company engages in certain exchanges of services for advertising and promotional services. The Company records these transactions at the market value of the services provided. Such transactions are not material for the periods presented.

         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred.

         NET INCOME (LOSS) PER SHARE

         The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the year ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the year ended December 31, 1998. For the years ended December 31, 1997 and 1996, the effect of the options is excluded as their effect is anti-dilutive. The following table summarizes the shares used in the calculations:

                                                                         TWELVE MONTHS ENDED
                                                                           DECEMBER 31,

                                                         1998             1997             1996
                                                         ---------------  ---------------  ---------------
          (In Thousands)

          Weighted average shares
               Outstanding-basic                         24,611           22,542           15,758
          Effect of dilutive stock options               820                       -                -
                                                         ---------------  ---------------  ---------------
          Shares used for diluted earnings per share     25,431           22,542           15,758
                                                         ===============  ===============  ===============

         RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

2.       CUSTOMER BASE ACQUISITIONS

         On June 28, 1996, the Company entered into a purchase agreement (as amended on January 27, 1997, the "Purchase Agreement") with PSINet Inc. ("PSINet"), pursuant to which the Company agreed to acquire certain of the tangible and intangible assets and rights related to the consumer dial-up Internet access services provided by PSINet in the United States, including (i) certain of PSINet's individual subscriber accounts and (ii) the lease for a customer support call center near Harrisburg, Pennsylvania (the "Harrisburg Facility"), and all related telephone switches and other equipment (the "Assets") for $12,929,000 (excluding accrued interest and increases in principal amount under the First and Second PSINet Notes previously paid by the Company) (the "Purchase Price"). In connection with fixing the aggregate amount of the Purchase Price, the Company and PSINet amended the Second PSINet Note to, among other things, reduce the principal amount owed thereunder to $3,078,000, an amount equal to the remaining balance of the Purchase Price as of January 24, 1997. As amended, the Second PSINet Note no longer accrued interest, was payable over a two-year period, and was discounted for financial statement purposes using the same rate of interest (Prime + 3%) as the prior PSINet Notes. The Company accreted the difference between the principal and total payable amount of $3,078,000 over the two years of the note.

         In connection with the PSINet transaction, the parties also entered into a network services agreement (as amended, the "Services Agreement") which enables MindSpring to offer nationwide Internet access through PSINet's network of over 200 points of presence ("POPs"). The term of the Services Agreement is 5 years commencing on June 28, 1996 and is automatically renewable annually thereafter unless either party notifies the other in writing not less than 12 months prior to the end of such 5-year period or any 12-month extension thereof. Either party may terminate the Services Agreement at any time upon 60 days' written notice without penalty. The Company and PSINet amended the Services Agreement effective January 1, 1997 to provide for certain discounts to the monthly service fees which otherwise would have been payable by the Company to PSINet. The Company earned credits of $2,000,000 and $2,050,000 during 1998 and 1997, respectively, and the discounts are reflected as reductions of cost of revenue. This arrangement ended in October 1998.

         On September 10, 1998, MindSpring entered into an Asset Purchase Agreement with America Online, Inc. ("AOL") and Spry, Inc. ("Spry"), a wholly owned subsidiary of AOL, to purchase certain assets used in connection with the consumer dial-up Internet access business operated by Spry (the "Spry Agreement"). Pursuant to the Spry Agreement, MindSpring acquired Spry's subscriber base of individual Internet access customers in the United States and Canada as well as various assets used in serving those customers, including a customer support facility and a network operations facility in Seattle, Washington. MindSpring also acquired all rights held by Spry to the "Spry" name. The acquisition was closed on October 15, 1998 and in accordance with the agreement MindSpring paid the initial payment of $25,000,000 in cash to AOL The ultimate purchase price for these assets was based primarily upon the number of acquired subscribers who remain active with MindSpring as continuing users in good standing as of December 31, 1998. The Company has calculated the final purchase price to be approximately $32,000,000 and has accordingly accrued an additional $7,000,000 in the accompanying balance sheet. The transaction is being accounted for as a purchase. See Note 10 for further discussion.

3.       STOCKHOLDERS' EQUITY

         At the annual meeting of stockholders in May 1998 the Company voted to approve and adopt an amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock from 15,000,000 to 60,000,000 and to eliminate the Company's Class C Preferred Stock.

         STOCK SPLIT

         On June 24, 1998 the Company effected a three-for-one stock split of the outstanding shares of common stock in the form of a stock dividend. Accordingly, all data shown in the accompanying financial statements and notes has been retroactively adjusted to reflect the stock split.

         COMMON STOCK

         In June 1998, the Company issued 3,000,000 shares at a public offering price of $17.67. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $49,756,000.

         In December 1998, the Company issued 2,300,000 shares at a public offering price of $57.00. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $124,784,000.

4.       STOCK-BASED COMPENSATION PLANS

         EMPLOYEE STOCK OPTION PLAN

         Under the Company's 1995 Stock Option Plan, as amended (the "Stock Option Plan"), 3,000,000 shares of common stock are reserved and authorized for issuance upon the exercise of options. All employees of the Company are eligible to receive options under the Stock Option Plan. The compensation committee of the Board of Directors administers the Stock Option Plan. Options granted under the Stock Option Plan are intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended. Options generally become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant or, in certain cases, the commencement date of the holder's employment; (ii) an additional 25% of the options become exercisable three years after the date of grant or, in certain cases, the commencement date of the holder's employment; and (iii) the remaining 25% of the options become exercisable four years after the date of grant or, in certain cases, the commencement date of the holder's employment. Except as noted in the next sentence, all options were granted at an exercise price equal to the estimated fair value of the common stock on the dates of grant as determined by the Board of Directors based on equity transactions and other analyses. Options granted to holders of 10% or more of the outstanding common stock were granted at an exercise price equal to 110% of the estimated fair value of the common stock on the dates of grant as determined by the Board of Directors based on equity transactions and other analyses. The options expire ten years from the date of grant or, in certain circumstances, the commencement date of the option holder's employment.

         DIRECTORS' STOCK OPTION PLAN

         Under the Company's Directors' Stock Option Plan (the "Directors' Plan"), adopted in December 1995, 210,000 shares of common stock are authorized for issuance to nonemployee directors (in the form of 30,000 options per director) upon their initial election or appointment to the board or, in the case of directors who joined the board prior to the creation of the Directors' Plan, upon the adoption of the Directors' Plan by the Board of Directors. The Directors' Plan, as amended by the Board of Directors on March 25, 1998 and approved by the stockholders on May 20, 1998, provides for discretionary option grants. Options become exercisable as follows: (i) 50% of the options become exercisable two years after the date of grant, (ii) an additional 25% of the options become exercisable three years after the date of grant, and (iii) the remaining 25% of the options become exercisable four years after the date of grant. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the Board of Directors based upon equity transactions and other analyses. The options expire ten years from the date of grant.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock-based compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in this statement had been applied.

         The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1998, 1997, and 1996 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1998, 1997, and 1996:

                                                  1998                  1997                  1996
                                             ----------------    -------------------    ------------------
          Risk-free interest rate                       5.3%                   6.4%                  6.4%
          Expected dividend yield                         0%                     0%                    0%
          Expected lives                           3.5 years              3.5 years             3.5 years
          Expected volatility                          95.0%                  58.4%                 69.3%

         The total value of options granted during 1998, 1997, and 1996 was computed as approximately $38,679,000, $3,735,000 and $601,000, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                    (In Thousands Except Per Share Data)          As Reported          Pro Forma
                                                               -----------------    ---------------
                    1996
                    Net loss                                   $     (7,612)        $    (7,836)
                    Net loss per share                         $      (0.48)        $     (0.50)

                    1997
                    Net loss                                   $     (4,083)        $    (5,402)
                    Net loss per share                         $      (0.18)        $     (0.24)

                    1998
                    Net income                                 $     10,544         $     2,291
                    Net  income per diluted share              $       0.41         $      0.09

         A summary of the status of the Company's two stock options plans at December 31, 1998, 1997 and 1996 and changes during the years then ended are presented in the following table:

                                                                                            Weighted
                                                                                             Average
                                                                           Shares           Price Per
                                                                       (In Thousands)         Share
                                                                       ---------------    --------------

                    December 31, 1995                                           1,071             $0.62

                    Grants                                                        756              2.87

                    Exercised                                                     (3)              0.21

                    Forfeitures                                                  (90)              2.01
                                                                       ---------------

                    December 31, 1996                                           1,734              1.53

                    Grants                                                        453              4.21

                    Exercised                                                   (171)              0.29

                    Forfeitures                                                 (174)              3.12
                                                                       ---------------

                    December 31, 1997                                           1,842              2.15

                    Grants                                                        861             37.53

                    Exercised                                                   (382)              1.53

                    Forfeitures                                                 (198)              7.96
                                                                       ---------------

                    December 31, 1998                                           2,123             16.10
                                                                       ===============
                    Weighted average fair value of options

                        granted in 1998                                        $   45
                                                                       ===============


         The following table summarizes the number of options outstanding by year of grant:


                                                                                                            Weighted
                                         Number                                                              Average
                     Year                  Of                   Exercise             Weighted               Remaining
                      Of                 Shares                  Price                Average              Contractual
                    Grant            (In Thousands)              Range                 Price                  Life
                ---------------     ------------------     -------------------     --------------        ----------------
                     1998                  808                   $10.94-60.69             $38.59            9.6 years
                     1997                  341                    2.33 - 9.71               4.40               8.4
                     1996                  388                      2.13-4.13               2.79               7.6
                     1995                  586                      0.21-2.13               0.67               6.5

         The following table summarizes the options exercisable as of December 31, 1998, 1997 and 1996:

                                                                                       Weighted
                                               Number                                   Average
                                                 of                Weighted            Remaining
                                               Shares               Average           Contractual
                        As of              (In Thousands)            Price               Life
                  ------------------      -----------------       ------------       --------------
                  Dec. 31, 1998                 537                  $1.16             6.8 years
                  Dec. 31, 1997                 366                  $0.73                7.5
                  Dec. 31, 1996                 210                  0.21                 8.1

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

5.       RELATED-PARTY TRANSACTIONS

         The Company has entered into certain business relationships with several subsidiaries and affiliates of ITC Holding Company, Inc. ("ITC Holding"). Except as noted below, none of these transactions were material for the periods presented.

         The Company purchases long-distance telephone services and wide area network transport service from ITC/\DeltaCom, Inc. ("ITC/\DeltaCom"), a related party through relationships with ITC Holding. Long-distance charges from ITC/\DeltaCom totaled approximately $3,672,000, $1,942,000 and $677,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.       DEBT

         The Company's only debt obligation for the periods presented is a promissory note issued in connection with the PSINet transaction. The final payment on this note was made in December 1998.


                                                                       1998                1997
                                                                  ----------------    ---------------
                                                                           (In Thousands)
                  PSINet Note, due October, 1998                  $         -                 $2,043
                  Less  current maturities                                  -                (2,043)
                                                                  ----------------    ---------------

                  Long-term obligations                           $        -              $        -
                                                                  ================    ===============

         The carrying value of the PSINet Note approximated the market value as of December 31, 1997.

7.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases certain equipment under agreements, which are classified as capital leases. These leases have original terms of three years or less and contain bargain purchase options at the end of the original lease terms. The Company also has operating leases, which relate to the lease of office and equipment space. Rental expense attributable to these operating leases was approximately $1,953,000, $1,420,000 and $519,000 for the year ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company's capital lease obligations and minimum rental commitments under non-cancelable operating leases with initial or remaining terms of more than one year were as follows:


                                                                Capital               Operating
                                                                 Leases                Leases
                                                             ---------------       ----------------
                                                                       (In Thousands)

                    1999                                             $3,103                 $3,385
                    2000                                              2,595                  3,392
                    2001                                                  -                  1,441
                    2002                                                  -                    829
                    2003 and thereafter                                   -                    963
                                                             ---------------       ----------------
                       Total minimum lease payments                   5,698                $10,010
                                                                                   ================
                    Amounts representing interest                     (579)
                                                             ---------------
                    Present value of net minimum
                       payments                                       5,119
                    Current portion                                 (2,695)
                                                             ---------------
                    Long-term capitalized lease
                       obligations                                   $2,424
                                                             ===============

         LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 1998, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

8.       INCOME TAXES

         The provision for income taxes is attributable to:


                                                               1998                1997                1996
                                                         -----------------    ----------------    ---------------
                                                                             (In Thousands)
      Current                                            $          3,000     $            -      $           -
      Deferred                                                        654             (1,574)            (2,915)
      Increase in (reversal of) valuation allowance                (5,198)             1,574              2,915
                                                         -----------------    ----------------    ---------------
         Income tax provision (benefit)                  $         (1,544)    $            -      $           -
                                                         =================    ================    ===============

         A reconciliation of the income tax provision (benefit) computed at statutory tax rates to the income tax benefit for the year ended December 31, 1998, 1997 and 1996 is as follows:

                                                                 1998         1997         1996
                                                                --------     --------     --------
                Income tax benefit at statutory rate                34%        (34)%        (34)%
                State income taxes, net of federal benefit            4          (4)          (4)
                Other                                                 2            0            0
                Valuation allowance                                (57)           38           38
                                                                --------     --------     --------
                      Total income tax provision (benefit)        (17)%           0%           0%
                                                                ========     ========     ========

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:


                                                                  1998              1997
                                                               ------------   -----------------
                                                                      (In Thousands)
               Deferred tax assets:
                 Net operating loss carryforwards              $         -     $         3,866
                 Acquired customer base                              3,902               1,742
                 Deferred revenue                                    2,221                 835
                 Allowance for doubtful accounts                       465                 285
                 Prepaid revenue                                       608                   -
                 Accrued vacation                                      371                   -
                 Other accrued liabilities                               -                 126
                                                               ------------   -----------------
                    Total deferred tax assets                        7,567               6,854
                                                               ------------   -----------------
               Deferred tax liabilities:
                 Depreciation                                      (2,779)             (1,608)
                 Other                                               (244)                (48)
                                                               ------------   -----------------
                    Total deferred tax liabilities                 (3,023)             (1,656)
                                                               ------------   -----------------

               Net deferred tax asset                                4,544               5,198

               Valuation allowance for deferred tax assets               -             (5,198)
                                                               ------------   -----------------
               Net deferred taxes                              $    4,544     $             -
                                                               ============   =================

         The Company's net operating loss carryforwards will expire between 2009 and 2012 unless utilized. Due to the fact that prior to 1998 the Company incurred losses since inception, the Company did not recognize the income tax benefit of the net operating loss carryforwards. Management provided a 100% valuation reserve against its net deferred tax asset, consisting primarily of net operating loss carryforwards. Management reviewed this position based on the net income generated in 1998 as well as the projections of future income and determined that it was more likely than not that the deferred tax assets would be realized. Accordingly, the Company reversed its entire valuation allowance in 1998. In addition, the Company's ability to recognize the benefit from the net operating loss carryforwards could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

9.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results for 1998, 1997, and 1996:

                  (In Thousands Except Per Share Data)

                                                   Operating              Net             Net Income
      Quarter Ended              Revenue         Income (Loss)       Income (Loss)       (Loss) Per Share
    ----------------------    -------------     ----------------    ---------------- ---------------------
                                                                                       Basic     Diluted
    December 31, 1998         $    39,534       $      1,299        $       3,679    $     .14   $   .13
    September 30, 1998             28,695              3,440                3,985          .15       .15
    June 30, 1998                  25,060              1,994                2,020          .09       .08
    March 31, 1998                 21,384              1,053                  860          .04       .04

    December 31, 1997         $    17,209       $        646        $         498    $     .02   $   .02
    September 30, 1997             13,967              (465)                (626)        (.03)     (.03)
    June 30, 1997                  11,600            (1,421)              (1,430)        (.06)     (.06)
    March 31, 1997                  9,780            (2,505)              (2,525)        (.11)     (.11)

    December 31, 1996         $     8,524       $    (2,378)        $     (2,411)    $   (.11)   $ (.11)
    September 30, 1996              5,301            (2,601)              (2,702)        (.18)     (.18)
    June 30, 1996                   2,495            (1,577)              (1,460)        (.10)     (.10)
    March 31, 1996                  1,812              (966)              (1,039)        (.10)     (.10)

               See Note 1 for a discussion of earnings per share.

10.       SUBSEQUENT EVENT

         ACQUISITION

         On February 17, 1999, MindSpring acquired certain tangible and intangible assets and rights used in connection with the Internet services business operated in the United States by NETCOM On-Line Communication Services, Inc. ("NETCOM"), a Delaware corporation and an indirect wholly owned subsidiary of ICG Communications, Inc., including (i) approximately 400,000 of NETCOM's individual Internet access accounts; (ii) approximately 3,000 dedicated Internet access accounts; (iii) approximately 18,000 Web hosting accounts; and (iv) various assets used in serving those subscribers, including leased operations facilities in San Jose, California and Dallas, Texas and all of NETCOM's rights to the "NETCOM" name (except in Brazil, Canada and the United Kingdom). The acquisition was effected pursuant to an Asset Purchase Agreement dated January 5, 1999 between MindSpring and NETCOM. MindSpring paid NETCOM approximately $245,000,000, including $215,000,000 in cash and $30,000,000 in MindSpring stock.

         The NETCOM operations outside the United States are not included in this transaction. In addition, NETCOM (which will change its name in the near future) will retain all of the assets used in connection with its network operations. Under a separate network services agreement, NETCOM (operating under a new corporate name) will sell MindSpring wholesale access to its network. The agreement has an initial term of one year with an option for a second year on potentially different terms to be negotiated and accepted by both parties.

         The transaction will be accounted for as a purchase. The purchase price will be allocated to the underlying assets purchased and liabilities assumed based on their fair market values at the acquisition date.

         The following table summarizes the net assets purchased in connection with the NETCOM and Spry acquisitions and the amount attributable to cost in excess of net assets acquired in millions:

                                                     NETCOM              Spry
                                                     ------              ----
           Working capital                           $(3.0)              $  -
           Property and equipment                     17.2                  -
           Other assets                                0.2                  -
           Acquired customer base                    230.6               32.0

         The preliminary estimate of net assets represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. Acquired subscriber bases are amortized over 3 years.

         The following unaudited pro forma condensed statements of operations (in millions) assumes the NETCOM and Spry acquisitions occurred on January 1, 1997. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statements of operations have been made.

                                                          1998              1997
                                                     ---------------     -----------
           Revenue                                   $ 294.9             $250.3
           Net Loss                                   (101.5)            (101.0)
           Net Loss per share                          (3.57)             (3.58)

         CREDIT FACILITY

         Subsequent to year end, the Company obtained a $100 million secured revolving credit facility from First Union National Bank and certain other lenders. The credit facility may be increased to $200 million with the approval of 51% of the lenders. The credit facility has an interest rate of either the bank rate plus 25 to 100 basis points (defined as the banks prime rate or the overnight federal funds rate plus 50 basis points) or LIBOR plus 125-200 basis points depending upon the ratio of total debt to EBITDA. The facility is available for 36 months and contains certain restrictive covenants including certain financial ratios. Additionally, borrowings are secured by all assets and properties. To complete the NETCOM acquisition, the Company borrowed $80 million under this facility. The proceeds from any future debt issuances and certain sales of assets and insurance proceeds must be used to repay any outstanding borrowings.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

We have audited, in accordance with generally accepted auditing standards, the financial statements of MINDSPRING ENTERPRISES, INC. included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 17, 1999

                 SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS

                          MINDSPRING ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

             COLUMN A                      COLUMN B                     COLUMN C                  COLUMN D          COLUMN E
---------------------------------     ------------------    -------------------------------   ---------------   ---------------
                                                                       ADDITIONS
                                                            -------------------------------
                                          BALANCE AT          CHARGED TO        CHARGED TO                         BALANCE AT
                                          BEGINNING           COSTS AND           OTHER          DEDUCTIONS           END
            DESCRIPTION                   OF PERIOD            EXPENSES          ACCOUNTS           (a)            OF PERIOD
            -----------               ------------------    -------------     -------------   ---------------   ---------------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................      $751              $3,123             $0               ($2,650)              $1,224

(a) Represents specific accounts written-off considered to be uncollectible.


                          MINDSPRING ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

             COLUMN A                      COLUMN B                     COLUMN C                  COLUMN D          COLUMN E
---------------------------------     ------------------    -------------------------------   ---------------   ---------------
                                                                       ADDITIONS
                                                            -------------------------------
                                          BALANCE AT          CHARGED TO        CHARGED TO                         BALANCE AT
                                          BEGINNING           COSTS AND           OTHER          DEDUCTIONS           END
            DESCRIPTION                   OF PERIOD            EXPENSES          ACCOUNTS           (a)            OF PERIOD
            -----------               ------------------    -------------     -------------   ---------------   ---------------
DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................      $386              $1,459             $0               ($1,094)          $751

(a) Represents specific accounts written-off considered to be uncollectible.


                 EXHIBIT                                               EXHIBIT
                 NUMBER                                              DESCRIPTION
                -------------------------------------------------------------------------------------------------------------

                 2.1       --  Asset Purchase Agreement dated as of September 10, 1998 by and among MindSpring
                               Enterprises, Inc., America Online, Inc. and Spry, Inc.  (Filed as Exhibit 2.1 to Current
                               Report on Form 8-K dated September 15, 1998, File No. 0-27890, and incorporated herein by reference.)

                 2.2       --  Asset Purchase Agreement dated as of January 5, 1999 by and between MindSpring
                               Enterprises, Inc. and NETCOM On-Line Communication Services, Inc.  (Filed as Exhibit 2.1
                               to Current Report on Form 8-K dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

                 2.3       --  Closing Agreement, dated February 17, 1999, by and between MindSpring Enterprises, Inc.
                               and NETCOM On-Line Communication Services, Inc.  (Filed as Exhibit 2.2 to Current Report
                               on Form 8-K dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

                 3.1       --  Amended and Restated Certificate of Incorporation of MindSpring Enterprises, Inc. (Filed
                               as Exhibit 3.1 to Quarterly Report on Form 10-Q/A dated December 7, 1998, File No.
                               0-27890, and incorporated herein by reference.)

                 3.2       --  Certificate of Amendment to Amended and Restated Certificate of Incorporation of
                               MindSpring Enterprises, Inc.  (Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q/A
                               dated December 7, 1998, File No. 0-27890, and incorporated herein by reference.)

                 3.3       --  Amended and Restated Bylaws of MindSpring Enterprises, Inc. (Filed as Exhibit 3(b) to
                               Quarterly Report on Form 10-Q/A dated August 30, 1996, File No. 0-27890, and incorporated herein by reference.)

                10.1       --  Support Agreement entered into as of April 1996 between Sykes Enterprises,
                               Incorporated and NETCOM On-Line Communication Services, Inc.

                10.2       --  Lease Agreement between Park West E-3 Associates and NETCOM On-Line Communication
                               Services, Inc., a Delaware Corporation, dated February 23, 1996.

                10.3       --  Credit Agreement dated as of February 17, 1999 by and among MindSpring Enterprises, Inc., as Borrower, the Lenders referred to herein, First Union Capital Markets Corp., as
                               Arranger and First Union National Bank, as Administrative Agent.  (Filed as Exhibit 10.1
                               to Current Report on Form 8-K dated February 25, 1999, File No. 0-27890, and incorporated herein by reference.)

                10.4       --  Guaranty and Collateral Agreement made by MindSpring Enterprises, Inc. and the other
                               Grantors party hereto in favor of First Union National Bank, as Administrative Agent.
                               (Filed as Exhibit 10.2 to Current Report on Form 8-K dated February 25, 1999, File No.
                               0-27890, and incorporated herein by reference.)

                10.5       --  Lease Agreement commencing on November 1, 1995 between West Peachtree Point Partners,
                               L.P. and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(j) to Initial Form S-1, and
                               incorporated herein by reference.)

                10.6       --  First Amendment dated February 6, 1996 to Lease Agreement dated November 1, 1995 between
                               John Marshall Law School, Inc. (assignee of West Peachtree Point Partners, L.P.) and
                               MindSpring Enterprises, Inc.  (Filed as Exhibit 10(cc) to Initial Form S-1, and
                               incorporated herein by reference.)

                10.7       --  MindSpring Enterprises, Inc. 1995 Stock Option Plan, as amended.

                10.8       --  Form of Stock Option Agreement.  (Filed as Exhibit 10(v) to Initial Form S-1, and
                               incorporated herein by reference.)

                10.9       --  MindSpring Enterprises, Inc. 1995 Directors Stock Option Plan, as amended.

                10.10      --  Form of Director Stock Option Agreement, as amended.  (Filed as Exhibit 10(x) to
                               Initial Form S-1, and incorporated herein by reference.)

                10.11      --  Form of MindSpring Director or Officer Indemnity Agreement.  (Filed as Exhibit 10(dd) to
                               Initial Form S-1, and incorporated herein by reference.)

                10.12      --  Master Services Agreement dated July 15, 1996 between BellSouth Telecommunications, Inc.
                               and MindSpring Enterprises, Inc.  (Filed as Exhibit 10(cc) to the October 1996 S-1, and
                               incorporated herein by reference.)

                10.13      --  Office Building Lease Agreement commencing December 15, 1997, between Pennsylvania
                               Dental Service Corporation, a Pennsylvania corporation d/b/a Delta Dental of
                               Pennsylvania, and MindSpring Enterprises, Inc.

                10.14      --  Lease Agreement effective as of January 1, 1997 by and between CMS Peachtree, L.P. and
                               MindSpring Enterprises, Inc.  (Filed as Exhibit 10(hh) to Annual Report on Form 10-K
                               dated March 26, 1997, File No. 0-27890, and incorporated herein by reference.)

                10.15      --  Amendment dated June 6, 1997 to Master Services Agreement dated July 15, 1996 between
                               BellSouth Telecommunications, Inc. and MindSpring Enterprises, Inc. (Filed as Exhibit 10.1 to

                               Quarterly Report on Form 10-Q dated August 14, 1997, File No. 0-27890, and incorporated herein by reference).

                10.16      --  Special Service Arrangement Agreement dated June 1997 between BellSouth
                               Telecommunications, Inc. and MindSpring Enterprises, Inc. (a substantially identical contract has been executed for each of Alabama, Florida, Kentucky, North Carolina, South
                               Carolina and Tennessee) (Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q dated
                               August 14, 1997, File No. 0-27890, and incorporated herein by reference).

                11.1       --  Statement regarding Computation of Per Share Earnings.

                23.1       --  Consent of Arthur Andersen LLP


---------------