Form 10-Q
period 1999-03-31
MINDSPRING ENTERPRISES INC
filed 1999-05-17
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT MAY 10, 1999
                                                    ---------------------------
Common Stock at $.01 par value                            30,711,601

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           1999             1998
                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................................      $  30,571       $ 167,743
     Trade receivables, net .......................................................          2,900           3,278
     Deferred income taxes ........................................................          5,135           3,421
     Prepaids and other current assets ............................................          1,871             758
                                                                                         ---------       ---------
         Total current assets .....................................................         40,477         175,200
                                                                                         ---------       ---------

PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment ....................................         59,584          35,580
     Assets under capital lease ...................................................          9,546           9,546
     Other ........................................................................          6,064           4,821
                                                                                         ---------       ---------
                                                                                            75,194          49,947
     Less: accumulated depreciation ...............................................        (17,601)        (14,106)
                                                                                         ---------       ---------
         Total property and equipment, net ........................................         57,593          35,841
                                                                                         ---------       ---------

OTHER ASSETS:
     Acquired customer base, net ..................................................        258,026          34,742
     Deferred debt costs ..........................................................          1,936              --
     Deferred income taxes ........................................................          4,251           1,123
     Other ........................................................................            715             693
                                                                                         ---------       ---------
         Total other assets .......................................................        264,928          36,558
                                                                                         ---------       ---------

                                                                                         $ 362,998       $ 247,599
                                                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable.......................................................       $   7,011       $   4,990
     Current portion of capital lease liability ...................................          2,666           2,695
     Deferred Revenue .............................................................         11,743           7,443
     Other accrued expenses .......................................................         25,771          22,966
                                                                                         ---------       ---------
         Total current liabilities ................................................         47,191          38,094
                                                                                         ---------       ---------

LONG-TERM LIABILITIES:
     Line of Credit ...............................................................         80,000              --
     Capital lease obligations ....................................................          1,752           2,424
                                                                                         ---------       ---------
         Total long-term liabilities ..............................................         81,752           2,424
                                                                                         ---------       ---------

         Total liabilities ........................................................        128,943          40,518
                                                                                         ---------       ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 60,000 authorized
        and 28,922 and 28,284 issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively .........................            289             283
     Additional paid-in-capital ...................................................        240,255         209,983
     Accumulated deficit ..........................................................         (6,489)         (3,185)
                                                                                         ---------       ---------
       Total stockholders' equity .................................................        234,055         207,081
                                                                                         ---------       ---------
                                                                                         $ 362,998       $ 247,599
                                                                                         =========       =========

            The accompanying condensed notes to financial statements
                 are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                            1999           1998
                                                                                         ---------       ---------
REVENUES:
  Access ..........................................................................      $  52,424       $  18,211
  Business services ...............................................................          9,204           3,173
                                                                                         ---------       ---------
    Total revenues ................................................................         61,628          21,384
                                                                                         ---------       ---------

COSTS AND EXPENSES:
  Costs of revenues ...............................................................         21,398           6,607
  General and administrative ......................................................         19,431           7,799
  Selling .........................................................................          9,771           3,053
  Depreciation ....................................................................          3,523           1,719
  Customer base amortization ......................................................         13,323           1,153
                                                                                         ---------       ---------
    Total operating expenses ......................................................         67,446          20,331
                                                                                         ---------       ---------

OPERATING (LOSS) INCOME ...........................................................         (5,818)          1,053
INTEREST INCOME (EXPENSE), NET ....................................................            304            (163)
                                                                                         ---------       ---------

(LOSS) INCOME BEFORE TAXES ........................................................      $  (5,514)      $     890

INCOME TAX BENEFIT (EXPENSE) ......................................................          2,210             (30)
                                                                                         ---------       ---------

NET (LOSS) INCOME .................................................................      $  (3,304)      $     860
                                                                                         =========       =========
NET (LOSS) INCOME PER SHARE:
    Basic .........................................................................      $   (0.12)      $    0.04
                                                                                         =========       =========
    Diluted .......................................................................      $   (0.12)      $    0.04
                                                                                         =========       =========

SHARES USED FOR COMPUTING NET (LOSS) INCOME PER SHARE

    Basic .........................................................................         28,601          22,635
                                                                                         =========       =========
    Diluted .......................................................................         28,601          24,132
                                                                                         =========       =========


            The accompanying condensed notes to financial statements
                    are an integral part of these statements

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     1999           1998
                                                                  ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income .....................................      $  (3,304)      $   860

     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
     Deferred income taxes .................................         (4,842)           --
     Depreciation and amortization .........................         16,846         2,872
     Changes in operating assets and liabilities:

         Trade receivables .................................          2,608          (349)
         Other current assets ..............................         (1,113)          480
         Trade accounts payable ............................          2,021            96
         Other accrued expenses ............................          6,141         1,059
         Deferred revenue ..................................          1,145           589
                                                                  ---------       -------
           Total adjustments ...............................         22,806         4,747
                                                                  ---------       -------
         Net Cash Provided by Operating Activities .........         19,502         5,607
                                                                  ---------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ...................        (12,051)       (4,129)
     Cash paid in conjunction with acquisitions ............       (222,215)         (950)
     Other .................................................            (49)         (161)
                                                                  ---------       -------
         Net Cash Used in Investing Activities .............       (234,315)       (5,240)
                                                                  ---------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable .............................             --          (396)
     Cash provided by credit line ..........................         78,064            --
     Payments of capital lease obligations .................           (701)         (603)
     Issuance of common stock ..............................            278           112
                                                                  ---------       -------
         Net Cash Provided by (Used in) Financing Activities         77,641          (887)
                                                                  ---------       -------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS ...........................................       (137,172)         (520)
CASH AND CASH EQUIVALENTS, beginning of period .............        167,743         9,386
                                                                  ---------       -------

CASH AND CASH EQUIVALENTS, end of period ...................      $  30,571       $ 8,866
                                                                  =========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest ................................      $     878       $   270
                                                                  =========       =======
     Cash paid for income taxes ............................      $   4,434       $    --
                                                                  =========       =======
SUPPLEMENTAL NONCASH DISCLOSURES:
     Stock issued in conjunction with acquisition ..........      $  30,000       $     0
                                                                  =========       =======


            The accompanying condensed notes to financial statements
                    are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-27890).

2. Basic (loss) earnings per common share ("EPS") was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the three months ended March 31, 1998. For the three months ended March 31, 1999, the effect of the options is excluded, as it is anti-dilutive. The following table summarizes the shares used in the calculations:

                                                                ----------------------------
                                                                     THREE MONTHS ENDED
                                                                ----------------------------
                                                                         MARCH 31,
                                                                ----------------------------
(in thousands except per share data)                                 1999          1998
                                                                   --------       -------
Weighted average shares                                              28,601        22,635
     Outstanding-basic

Effect of dilutive stock options                                         --         1,497

                                                                   --------       -------
Shares used for diluted earnings per share                           28,601        24,132
                                                                   ========       =======

Net (loss) income                                                  $ (3,304)      $   860
                                                                   --------       -------

Basic (loss) earnings per share
                                                                   $  (0.12)      $  0.04
                                                                   --------       -------

Diluted (loss) earnings per share                                  $  (0.12)      $  0.04
                                                                   --------       -------


3. On February 17, 1999 the Company completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communications, Inc., which subsequently changed its name to ICG PST, Inc. and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, the Company acquired NETCOM's subscriber base of approximately 371,000 individual Internet access accounts, 22,000 Web hosting accounts, and 3,000 dedicated Internet access accounts in the United States. The Company paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (376,116 shares, at a price per share of $79.76). The Company also incurred expenses of approximately $3.3 million in connection with this acquisition. In addition to the NETCOM subscriber base, MindSpring also acquired various assets used in serving those subscribers, including leased operations facilities in San Jose, California, and Dallas, Texas and all of NETCOM's rights to the "NETCOM" name (except in Canada, Brazil, and the United Kingdom).

       The following table summarizes the net assets purchased in connection with the acquisition and the amount attributable to intangibles (in thousands):

                -------------------------------------------
                Working Capital              $ (1,395)
                Property and Equipment         13,200
                Acquired subscriber base      236,495
                -------------------------------------------


       The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date.

         ICG PST has retained the network assets used to serve the subscribers acquired by MindSpring. The Company purchases access to ICG PST's network under a network services agreement with ICG PST at rates that are generally comparable to the full costs of using MindSpring POP's. This network agreement has a term of one year with an option for a second year on potentially different terms to be agreed upon by the parties. During the first year under this network agreement, the Company is obligated to pay at least $27 million for network services, as long as the services provided meet specified performance levels.

4. In March 1999 the Company made a final payment of approximately $7 million to America Online, Inc. in connection with the Company's acquisition in October 1998 of the customer base and certain related assets of Spry, Inc.

5. On February 17, 1999, the Company entered into a credit agreement with First Union National Bank ("First Union") and several other lenders. The credit agreement provides for a $100 million revolving credit facility that may be increased at the Company's option to $200 million with the approval of First Union and other lenders under the credit agreement. The credit facility will mature on February 17, 2002. The credit facility is to be used to fund working capital and for general corporate purposes, including permitted acquisitions. On February 17, 1999, the Company borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. Obligations under the credit facility are secured by substantially all of MindSpring's assets. For a more detailed description of our secured credit facility, see the Company's Current Report on form 8-K filed with the Securities and Exchange Commission on February 25, 1999. The Company repaid all amounts outstanding under the credit facility with a portion of the net proceeds from its recently completed offering of 2,760,000 shares of common stock and amended the credit facility to permit the issuance of notes, the payment of interest thereon, and certain redemptions thereof.


SUBSEQUENT EVENTS

In March 1999 the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, the Company completed two public offerings of securities under this shelf registration statement. The Company sold 2,760,000 shares of common stock, raising net proceeds of approximately $263.8 million, out of which the Company repaid all amounts outstanding under the secured credit facility. The Company also sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.3 million.

ITEM 2-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties include our ability to retain and grow our subscriber base, our ability to successfully integrate new subscribers and/or assets obtained through acquisitions, the highly competitive markets in which we operate and our ability to respond to technological developments affecting the Internet. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999, discusses some additional important factors that could cause the Company's actual results to differ materially from those in such forward-looking statements.

         All common stock numbers and per share amounts in this report give effect to a 3-for-1 stock split effected by MindSpring in July 1998.

OVERVIEW

         MindSpring is a leading national Internet service provider, or ISP. We focus on serving individuals and small businesses. Our subscribers use their MindSpring accounts to, among other things, communicate, retrieve information, and publish information on the Internet. Our primary service offerings are dial-up Internet access and business services which we offer in various price and usage plans designed to meet the needs of our subscribers. Our business services include Web hosting, which entails maintaining a customer's Web site; high-speed, dedicated Internet access; Web page design; domain name registration and customer Web server co-location. Web hosting, our principal business service, complements our Internet access business and is one of the fastest growing segments of the Internet marketplace.

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

         Our nationwide network consists of MindSpring-owned points of presence, or "POPs," and POPs that are owned by other companies with which we have service agreements. Through these service agreements, we have the flexibility to offer Internet access in a particular market through a MindSpring-owned POP, a third party network provider's POP or a combination of the two. As part of our efforts to control quality and cost, we typically seek to increase the number of MindSpring-owned POPs in markets where we have higher numbers of subscribers.

         MindSpring has grown rapidly by:

         -      providing superior customer service and technical support;

         -      expanding marketing and distribution activities;

         -      making strategic acquisitions; and

         - creating additional revenue streams by offering value-added services such as Web hosting that build on our basic operating capabilities and services.

         We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 1,157,000 subscribers at March 31, 1999, including approximately 47,000 Web hosting subscribers.

         In addition, we have rapidly increased revenues. We believe that providing superior service and support to our subscribers has contributed to our achieving significant market penetration in a number of our target markets. We also believe that high geographic concentrations of satisfied subscribers in a particular market reduces the costs of adding new subscribers in that market relative to revenues. This tends to result in higher margins and greater profitability in these markets.

         From our inception in February 1994 through 1997, we experienced annual net operating losses, as a result of efforts to build our network infrastructure and internal staffing, develop our systems, and expand into new markets. During 1997, we generated positive cash flows from operations, with EBITDA of approximately $5 million. We had our first year of profitability in 1998, with net income of approximately $8.8 million, excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million. For the three months ended March 31, 1999, we had revenues of approximately $62 million, EBITDA of approximately $11 million, and a net loss of approximately $3.3 million. Excluding tax-effected amortization expense related to our acquisitions of subscriber bases and other related assets, net income for the three months ended March 31, 1999 was approximately $4.7 million. Net loss per share for the three months ended March 31, 1999 was $(0.12). Excluding the tax-effected amortization expense, net income per share ("EPS+A") for this period was $0.16 per diluted share.

         We expect to continue to focus on increasing our subscriber base. Increases in our subscriber base will cause our revenues to increase but will also cause our costs of revenue, selling, general and administrative expenses, capital expenditures, and depreciation and amortization to increase. Our purchases of subscriber bases such as the Spry and NETCOM acquisitions, described below, cause an immediate increase in our amortization expense. We generally amortize subscriber acquisitions over a three-year period in approximately equal amounts each year. As more fully described below, we anticipate that, while we will continue to generate positive cash flows from operations and EBITDA during 1999 and 2000, we expect to incur net losses into 2000, principally as a result of amortization expenses related to the Spry and NETCOM acquisitions. We expect that annual amortization expense attributable to these transactions will be between approximately $85 and $90 million per year for the next three years. If our assumptions are incorrect, our business plans change and/or we undertake additional acquisitions of subscriber bases in the near future, we could continue to incur net losses for a longer period of time. We do not currently have any agreements to do additional acquisitions. There can be no assurance that we will be able to sustain growth in our subscriber base, revenues, cash flows or EBITDA. Also, there can be no assurance that we will be able to achieve or sustain net income in the future.

         Spry Acquisition. On October 15, 1998, we completed the Spry acquisition and made an initial cash payment to America Online, Inc,. or AOL, of $25 million. In that transaction, we acquired Spry's subscriber base of approximately 130,000 individual Internet access customers in the United States and Canada as well as various assets used in serving those customers. In March 1999, we made an additional and final payment to AOL of approximately $7 million. The total purchase price of approximately $32 million for the Spry subscribers and assets was primarily a function of the number of acquired subscribers who remained active with MindSpring as continuing users in good standing after two billing cycles, measured as of December 31, 1998

         NETCOM Acquisition. On February 17, 1999, we completed an acquisition of certain assets used in connection with the United States Internet access and web hosting business operated by NETCOM On-Line Communications Services, Inc., which subsequently changed its name to ICG PST, Inc, and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, we acquired NETCOM's subscriber base of approximately 371,000 individual Internet access accounts, 22,000 Web hosting accounts, and 3,000 dedicated Internet access accounts in the United States. The acquisition closed on February 17, 1999. We paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (376,116 shares, at a price per share of $79.76). In addition to the NETCOM subscriber base, MindSpring also acquired various assets used in serving those subscribers, including leased operations facilities in San Jose, California and Dallas, Texas and all of NETCOM's rights to the "NETCOM" name (except in Canada, the United Kingdom and Brazil). ICG PST has retained the network assets used to serve those subscribers. We purchase access to that network under a network services agreement with ICG PST at rates that are generally comparable to the full costs of using MindSpring POPs. This network services agreement has a term of one year with an option for a second year on potentially different terms to be agreed upon by the parties. During the first year under this network services agreement, we are obligated to pay at least $27 million for network services, as long as the services provided meet specified performance levels.

         Credit Facility. On February 17, 1999, we entered into a credit agreement with First Union National Bank ("First Union") and several other lenders. The credit agreement provides for a $100 million revolving credit facility that may be increased at our option to $200 million with the approval of First Union and the other lenders under the credit agreement. The credit facility will mature on February 17, 2002. The credit facility is to be used to fund working capital and for general corporate purposes, including permitted acquisitions. Our obligations under the credit facility are secured by substantially all of MindSpring's assets. On February 17, 1999, we borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. We repaid all amounts outstanding under the credit facility with a portion of the net proceeds from our recently completed offering of 2,760,000 shares of common stock and we amended the credit facility to permit the issuance of notes, the payment of interest thereon, and certain redemptions thereof. For a more detailed description of our secured credit facility, see our Current Report in form 8-K filed with the Securities and Commission on February 25, 1999.

         Anticipated Effects of the Spry and NETCOM Acquisitions. The Spry and NETCOM acquisitions, which closed on October 15, 1998 and February 17, 1999, respectively, represent significant growth opportunities and challenges for MindSpring. Both acquisitions were of large customer bases and related assets which, as previously operated stand-alone entities, were historically unprofitable. We expect to incur net losses into 2000, primarily as a result of the amortization expense associated with the Spry and NETCOM acquisitions. We expect that annual amortization expense attributable to these transactions will be between approximately $85 million and $90 million per year for the next three years. In addition, we face the significant challenge of integrating the acquired customers and assets into MindSpring's operations. The integration process is most time and resource intensive during the sixty- to ninety-day period immediately after completion of an acquisition, and involves, among other things:

       - communication with and increased technical and customer support to acquired subscribers;

       - network supervision, provisioning and maintenance, including third party networks;

       - increased management time and resources related to hiring and integration of new employees to support acquired subscribers;

       - integration of acquired subscribers into MindSpring's billing systems; and

       - attempting to bring the cost structures associated with the acquired subscribers and assets into alignment with MindSpring's historical cost structure.


         Principally as a result of the amortization expense associated with the NETCOM acquisition, we expect that we will incur net losses into 2000. Even though we expect to incur net losses, we expect to continue to generate increased revenues and EBITDA as we continue to increase our subscriber base. We believe that reducing the historical costs associated with the acquired NETCOM subscribers to levels that approximate MindSpring's historical costs of providing Internet access to its subscribers will contribute to our ability to reduce net losses in the future. We expect that these cost reductions will be achieved in part as a function of:

       - the ICG PST network agreement, through which MindSpring expects initially to provide service to the majority of the acquired NETCOM subscribers and which MindSpring expects will be at a lower cost than that incurred by NETCOM; and

       - economies of scale in selling, general and administrative costs, particularly in the areas of numbers of employees and salaries, operating leases, and marketing expenses.

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

         Revenues. MindSpring derives revenue primarily by providing individuals with dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under MindSpring's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage sensitive" plans (Standard and Light). MindSpring also has a prepayment plan available to all dial-up subscribers which allows subscribers to prepay their access fees for either one or two years at a discounted rate. For the three months ended March 31, 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. Average monthly recurring revenue is calculated by dividing monthly recurring revenue plus usage charges for non "flat rate" subscribers by the total number of subscribers.

          In addition, MindSpring earns revenue by providing Web hosting, full-time dedicated access connections to the Internet, and other value-added services such as Web page design, domain registration, and Web server co-location. MindSpring's Web hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. MindSpring currently offers three price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 47,000 Web hosting subscribers as of March 31, 1999. Through our domain registration services, MindSpring offers subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The services described in this paragraph have been classified as business services in MindSpring's statements of operations and in the "Results of Operations" table shown below.

         Costs. MindSpring's costs include (1) costs of revenue that are primarily related to the number of subscribers; (2) selling, general and administrative expenses that are associated more generally with operations; and
(3) depreciation and amortization, which are related to the number of MindSpring-owned POPs and servers, and the deferred costs associated with acquired customer bases.

         Costs of revenue that are primarily related to the number of subscribers consist primarily of the costs of telecommunications facilities necessary to provide service to subscribers. Telecommunications facilities costs include (1) the costs of providing local telephone lines into each MindSpring-owned POP; (2) costs related to the use of third party networks; and
(3) costs associated with leased lines connecting each MindSpring-owned POP and third party network to MindSpring's hub and connecting MindSpring's hub to the Internet backbone.

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer service and technical support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as MindSpring's scope of operations increases. We may determine to significantly increase the level of marketing activity to increase the rate of subscriber growth. A significant increase in marketing activity would have a short term negative impact on net income. We believe that these increased costs would be more than offset by anticipated increases in revenue attributable to overall subscriber growth. However, there can be no assurance that we will be able to build, increase or maintain our subscriber base in a given market to the extent necessary to generate sufficient revenues to offset these marketing expenses. MindSpring does not defer any sales or marketing expenses.

         As MindSpring expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent MindSpring opens MindSpring POPs in new markets, these costs and expenses may also increase as a percentage of revenue in the short term for the period immediately after a new MindSpring POP is opened. Many of the fixed costs of providing service in a new market through a new MindSpring POP are incurred before significant revenue can be expected from that market. However, to the extent that we expand into new markets by using third party POPs instead of opening our own POPs, MindSpring's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties under network services agreements. In general, the margins on those subscribers will initially be higher than if we had opened our own POP in new markets. When a market matures, if the market is served through purchased, third party network services rather than MindSpring-owned POPs, costs of revenue as a percentage of revenue will tend to be higher, and therefore, margins on subscribers will tend to be lower. This is because the full costs of using third party networks is included in costs of revenue, as compared to the costs of using MindSpring-owned POPs, a portion of which is included in depreciation and amortization. In addition, in more mature markets, where we have greater concentrations of subscribers, we generally can provide services at a lower cost per subscriber through MindSpring-owned

POPs after the initial period when related expenses are higher. This depends in part on how much we must pay for local area telecommunications charges.

         For the first year of the network agreement with ICG PST, we will pay for use of ICG PST's POPs at rates that are generally comparable to the full costs of using MindSpring POPs. We have an option to extend this agreement for a second year, but on potentially different terms to be negotiated and agreed upon by both parties. The ICG PST network agreement should also contribute to our ability to reduce future net losses. However, the cost advantages of providing services to MindSpring subscribers through the ICG PST network agreement may be offset if there are operating inefficiencies, network reliability issues or technical support difficulties due to the fact that ICG PST is just beginning to offer network services as a third party provider for companies such as MindSpring.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         The following table shows unaudited financial data for the three months ended March 31, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)

                                            THREE MONTHS ENDED              THREE MONTHS ENDED
                                              MARCH 31, 1999                  MARCH 31, 1998

                                                             % OF                         % OF
STATEMENTS OF OPERATIONS DATA:              (000'S)        REVENUE       (000'S)         REVENUE
                                            --------       --------      --------       ---------
REVENUES
   Access                                   $ 52,424            85       $ 18,211          85
   Business services                           9,204            15          3,173          15
                                            --------       -------       --------       -----
     Total revenues                           61,628           100         21,384         100

COST AND EXPENSES
   Cost of revenues                           21,398            35          6,607          31
                                            --------       -------       --------       -----
     Gross margin                             40,230            65         14,777          69

   General and administrative                 19,431            31          7,799          36
   Selling                                     9,771            16          3,053          14
                                            --------       -------       --------       -----
     EBITDA (1)                               11,028            18          3,925          18


   Depreciation                                3,523             5          1,719           8
   Acquired customer base amortization        13,323            22          1,153           5
                                            --------       -------       --------       -----

OPERATING (LOSS) INCOME                       (5,818)           (9)         1,053           5
INTEREST INCOME (EXPENSE), NET                   304             0           (163)         (1)

                                            --------       -------       --------       -----
(LOSS) INCOME BEFORE TAXES                    (5,514)           (9)           890           4

   Income tax benefit (expense)                2,210             4            (30)         (0)
                                            --------       -------       --------       -----
NET(LOSS) INCOME                            $ (3,304)           (5)      $    860           4
                                            ========                     ========

NET (LOSS) INCOME PER SHARE
Basic                                       $  (0.12)                       $0.04

Diluted                                     $  (0.12)                       $0.04


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING

Basic                                         28,601                        2,635

Diluted                                       28,601                       24,132

OTHER OPERATING DATA:

     Approx. number of subscribers at End of period               1,157,000                          341,000
     Number of employees at end of period                             1,790                              602

(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

         REVENUE. Revenues for the three months ended March 31, 1999 totaled approximately $61,628,000 as compared to approximately $21,384,000 for the three months ended March 31, 1998. This approximately 188% increase in period revenues resulted primarily from a 239% increase in subscribers. The increase in subscribers is due to the acquisition of the NETCOM subscribers in February, 1999, the acquisition of Spry subscribers in October 1998, and organic growth. Revenues from dial-up access to the Internet, which include start-up fees, represented approximately 85% of total revenue for both the three months ended March 31, 1999 and 1998. Business services revenue, consisting primarily of Web hosting and dedicated Internet access, remained constant at 15% of total revenue for the three months ended March 31, 1999 and 1998.

         COSTS OF REVENUES. For the three months ended March 31, 1999, cost of revenues increased to approximately 35% of total revenue, compared to approximately 31% of total revenue for the three months ended March 31, 1998. This increase is attributable to several factors including approximately $600,000 in discounts in the first quarter of 1998 pursuant to our network services agreement with PSINet, Inc. Exclusive of these discounts, cost of revenues would have been 34% of total revenue in the three months ended March 31, 1998. The discounts earned under the network services agreement with PSINet ended in October 1998. In addition, cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our subscribers being served through the use of third party networks rather than MindSpring POPs due to the Spry and NETCOM acquisitions.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 47% of revenue for the three months ended March 31, 1999, compared to approximately 50% of revenue for the three months ended March 31, 1998. This decrease was primarily due to general and administrative costs declining from 36% of revenue for the three months ended March 31, 1998 to 31% for the three months ended March 31, 1999, offset by selling expenses increasing from 14% to 16% for the three months ended March 31, 1998 and 1999, respectively. General and administrative costs declined due to efficiencies gained primarily through economies of scale. Selling costs increased due primarily to increased advertising costs.

         EBITDA MARGIN. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin represented 18% of revenues for both the three months ended March 31, 1999 and 1998.

         DEPRECIATION AND AMORTIZATION. Customer base amortization expense increased significantly from 5% of revenues for the three months ended March 31, 1998 to 22% for the three months ended March 31, 1999 due to the acquisitions of the Spry and NETCOM customer bases, which are being amortized over three years. Depreciation expense decreased from 8% of revenues in 1998 to 5% of revenues in 1999.

         INTEREST INCOME (EXPENSE),NET. Interest income (expense), net was approximately $304,000 for the three months ended March 31, 1999 compared to approximately ($163,000) for the three months ended March 31, 1998. This increase in interest income (expense), net for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, primarily derived from cash flows from operations as well as an equity offering completed in December of 1998.

         INCOME TAX BENEFIT ( PROVISION.) For the three months ended March 31, 1999, the Company recorded an income tax benefit of $2,210,000, for an effective tax rate of 40%, compared to an income tax provision of $30,000, for an effective tax rate of 3%, for the three months ended March 31, 1998. The Company expects its effective tax rate to approximate the March 31, 1999 quarter rate in future periods.

         NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As a result of the factors discussed above, and primarily as a result of the increase in acquired customer base amortization, the Company had a net loss for the three months ended March 31, 1999 of ($3,304,000) or $(0.12) per basic and diluted share. The Company's net income for the three months ended March 31, 1998 was $860,000, or $0.04 per diluted share. Excluding tax-effected customer based amortization expense, the Company recorded earnings of $4,690,000 or $0.16 per diluted share ("EPS+A") for the three months ended March 31, 1999 and earnings of $2,043,000 or $0.08 per diluted share for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1999, MindSpring generated net cash from operations of approximately $19.5 million, compared to $5.6 million for the three months ended March 31, 1998, an increase of approximately 248%. In March of 1999, we made a final payment to AOL of approximately $7 million to conclude our payments related to the Spry acquisition. During the first quarter of 1999, we spent a total of approximately $12.1 million related to purchases of telecommunications equipment necessary for the provision of service to subscribers. We did not enter into any capital lease agreements in the first quarter of 1999. On February 17, 1999, we paid $215 million in cash to ICG in connection with the closing of the NETCOM acquisition, approximately $80 million of which we borrowed under our $100 million secured revolving credit facility and the remainder from our available cash.

         As of March 31, 1999, we had approximately $30.6 million of cash. In March 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 2,760,000 shares of our common stock raising net proceeds of approximately $263.8 million, from which we repaid $80 million of principal and interest outstanding under our secured credit facility. We also sold $179,975,000 aggregate principal amount of our 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.3 million. Net of expenses and repayment of debt, the Company raised an aggregate of approximately $358 million in these offerings.

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

         - the resources required to expand our marketing and sales efforts; and

         - the availability of hardware and software provided by third party vendors.

         We currently estimate that our cash and financing needs for 1999, assuming reasonable internal growth, can be met by cash on hand, amounts available under our credit facility, additional capital financing arrangements, and cash flow from operations. If our credit facility is unavailable or if our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. We do not currently have any commitments for any additional financing, and there can be no assurance that if and when we need additional capital it will be available on terms that are acceptable to us, if at all. If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will be required to modify our growth and operating plans to match available funding. Any additional equity financing may be on terms that are dilutive or potentially dilutive to MindSpring's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and incurring additional debt may further limit MindSpring's ability to raise additional capital. In addition, our credit facility contains restrictions on our ability to incur additional debt and to issue some types of convertible or redeemable capital stock.

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

         State of Readiness. We have established a Year 2000 program office to coordinate appropriate activity and report to the Board of Directors on a continuing basis with regard to the Year 2000 issue. Our Year 2000 program office has developed and is currently implementing a comprehensive Year 2000 program for us to become Year 2000 ready. The Year 2000 program consists of six phases: (1) project planning and inventory of our assets, (2) assessment of remediation requirements, (3) remediation (whether by upgrade or replacement),
(4) testing and validation of selected critical assets, (5) implementation and
(6) creation of contingency plans in the event of year 2000 failures.

         The Year 2000 program covers the following: (1) internally developed software products which we provide to our customers, (2) our information technology systems, (3) our network elements, (4) our operational support systems, and (5) certain non-information technology systems, including embedded technology. In addition, the program calls for us to identify and assess the systems and services of our third party suppliers, such as major vendors, third party network service providers and other material service providers, and take appropriate remedial actions and develop contingency plans where appropriate in connection with such third party suppliers.

         We have recently completed our acquisitions of Spry and NETCOM. We have identified certain software products, information technology systems, network elements, operational support systems and non-information technology systems acquired in the Spry and NETCOM acquisitions which will be supported by us going forward, and we have revised our Year 2000 program to include these elements.

         We provide our customers with a software package which, among other things, allows our customers to access our services. The software package consists of internally developed software (e.g., the MindSpring Internet Desktop interface) which is bundled with third party software. We have conducted operational testing and believe that the current shipping version of the MindSpring Internet Desktop is Year 2000 ready. In addition, we believe that, with the possible exception of one shareware product, the third party software included in the current shipping version of the MindSpring software package is also Year 2000 ready.

         As of April 30, 1999, we have completed the inventory phase of the Year 2000 program, have completed a substantial majority of the assessment phase of the Year 2000 program, and are well into the remediation phase of the Year 2000 program. Due to the expansion of the Year 2000 program to include the Spry and NETCOM elements, we have revised the schedule of the Year 2000 program, and expect to complete all six phases by the end of August, 1999.

         We have performed a technical review of many of the more critical third party systems and have surveyed the publicly available statements issued by the vendors of those systems, in an effort to assess their Year 2000 readiness status. Additionally, we have contacted our significant providers of third party systems requesting information regarding their vulnerability to Year 2000 issues and whether the products and services purchased from those entities are Year 2000 ready. We are evaluating these responses for their accuracy and adequacy, and intend to develop appropriate contingency plans for any material supplier that does not provide an adequate response.

         We have not deferred any specific information technology project due to the Year 2000 program. We have engaged a consulting firm to assist us in completing the inventory, assessment and testing phases of our Year 2000 program, and to assist us in our Year 2000 program management.

         Costs. As of April 30, 1999, we have incurred expenses of approximately $170,000 in connection with the implementation of the Year 2000 Program Office and Year 2000 program. We estimate that an additional $500,000 in expenses will be incurred through the remainder of the Year 2000 program. These costs will be expensed as incurred. The costs and estimates provided include our estimate of the cost of internal resources directly attributable to the Year 2000 program. We have funded, and anticipate that we will continue funding, the costs of the Year 2000 program from cash flows. The estimates for the costs of the Year 2000 program are based upon management's best estimates and may be updated or revised as additional information becomes available. We currently believe these costs will not have a material effect on our financial condition, liquidity or results of operations.

         Risks. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, we perceive that our most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products.

         Specifically, we are heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to us by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect our results of operations, liquidity and financial condition. We are not presently aware of any vendor related Year 2000 issue that is likely to result in this type of disruption.

         Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, our results of operations, liquidity and financial condition could be materially and adversely affected.

         Although there is inherent uncertainty in the Year 2000 issue, we expect that as we progress in our Year 2000 program the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly, and we should be better positioned to identify the nature and extent of material risk to us as a result of any Year 2000 disruptions.

         Contingency Plans. The Year 2000 program calls for the development of contingency plans for at-risk functions. We have established a Contingency Plan Committee to monitor and address the development of contingency plans. Due to the current phase of the Year 2000 program in which we are in, we are currently unable at this time to fully assess our risks and determine what contingency plans, if any, need to be implemented. As we progress in our Year 2000 program and identify specific risk areas, we intend to timely implement appropriate remedial actions and contingency plans.

         The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. Our expectations about risks, future costs and the timely completion of its Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS
The FASB has issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments-including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have no material future earnings or cash flow exposures with respect to our outstanding capital leases, which are all at fixed rates. To the extent MindSpring has borrowings outstanding under the credit facility, we would have market risk relating to those amounts because the interest rates under the credit facility are variable. At present, we have no plans to enter into any hedging arrangements with respect to potential future borrowings.

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On February 17, 1999, MindSpring issued 376,116 shares of its common stock, par value $.01 per share, to NETCOM On-Line Communication Services, Inc. in connection with MindSpring's acquisition of certain tangible and intangible assets and rights used in connection with the Internet services business operated in the United States by NETCOM. MindSpring purchased these assets for an aggregate purchase price of $245 million, including $215 million in cash and $30 million in common stock of MindSpring (376,116 shares, at a per share price of $79.76). The issuance of these securities was made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27.  Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

On January 8, 1999, MindSpring filed a Current Report on Form 8-K reporting that, on January 5, 1999, MindSpring entered into an Asset Purchase Agreement with NETCOM On-Line Communication Services, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of ICG Communications, Inc., pursuant to which MindSpring agreed to acquire certain assets used in connection with the Internet services business operated in the United States by NETCOM (the "NETCOM Acquisition").

On February 25, 1999, MindSpring filed a Current Report on Form 8-K reporting that, on February 17, 1999, MindSpring completed the NETCOM Acquisition. The Form 8-K contained, pursuant to Item 7 to Form 8-K, certain financial information concerning the NETCOM Acquisition.

On February 25, 1999, MindSpring filed a Current Report on Form 8-K that contained certain exhibits with respect to its business and financial condition, including its Management's Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements of MindSpring Enterprises, Inc. as of December 31, 1998 and 1997.

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

                                    MINDSPRING ENTERPRISES, INC.
                                    ----------------------------
                                    (Registrant)

Date: May 15, 1999                  By: /s/ Michael S. McQuary
                                        ----------------------
                                    Michael S. McQuary
                                    President and Chief Operating Officer

Date: May 15, 1999                  By: /s/ Juliet M. Reising
                                        ---------------------
                                    Juliet M. Reising
                                    Executive Vice President and Chief Financial
                                    Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit                                                                                   Numbered
-------                                                                                   --------
Number                          Exhibit Description                                         Page
------                                                                                      ----
  27.                         Financial Data Schedule (for SEC use only)