Form 10-Q
period 1999-06-30
MINDSPRING ENTERPRISES INC
filed 1999-08-16
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AT AUGUST 10, 1999

Common Stock at $.01 par value                         63,442,186

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                      JUNE 30,                  DECEMBER 31,
                                                                                        1999                        1998
                                                                                     (UNAUDITED)
                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................................   $ 388,027                   $ 167,743
   Trade receivables, net .......................................................       5,996                       3,278
   Deferred income taxes ........................................................       6,270                       3,421
   Prepaids and other current assets ............................................       1,643                         758
                                                                                    ---------                   ---------
       Total current assets .....................................................     401,936                     175,200
                                                                                    ---------                   ---------

PROPERTY AND EQUIPMENT:
   Computer and telecommunications equipment ....................................      65,548                      35,580
   Assets under capital lease ...................................................       9,007                       9,546
   Other ........................................................................      14,723                       4,821
                                                                                    ---------                   ---------
                                                                                       89,278                      49,947
   Less: accumulated depreciation ...............................................     (22,280)                    (14,106)
                                                                                    ---------                   ---------
       Total property and equipment, net ........................................      66,998                      35,841
                                                                                    ---------                   ---------

OTHER ASSETS:
   Acquired customer base, net ..................................................     235,502                      34,742
   Deferred debt costs ..........................................................       7,572                          --
   Deferred income taxes ........................................................      11,180                       1,123
   Other ........................................................................         768                         693
                                                                                    ---------                   ---------
       Total other assets .......................................................     255,022                      36,558
                                                                                    ---------                   ---------

                                                                                    $ 723,956                   $ 247,599
                                                                                    =========                   =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable .......................................................   $   7,534                   $   4,990
   Current portion of capital lease liability ...................................       2,798                       2,695
   Deferred revenue .............................................................      11,336                       7,443
   Other accrued expenses .......................................................      30,708                      22,966
                                                                                    ---------                   ---------
       Total current liabilities ................................................      52,376                      38,094
                                                                                    ---------                   ---------
LONG-TERM LIABILITIES:
   Convertible notes ............................................................     179,975                          --
   Capital lease obligations ....................................................         997                       2,424
                                                                                    ---------                   ---------
       Total long-term liabilities ..............................................     180,972                       2,424
                                                                                    ---------                   ---------

       Total liabilities ........................................................     233,348                      40,518
                                                                                    ---------                   ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 400,000 authorized
    and 63,437 and 56,568 issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively ...........................         634                         566
   Additional paid-in-capital ...................................................     503,544                     209,700
   Accumulated deficit ..........................................................     (13,570)                     (3,185)
                                                                                    ---------                   ---------
     Total stockholders' equity .................................................     490,608                     207,081
                                                                                    ---------                   ---------
                                                                                    $ 723,956                   $ 247,599
                                                                                    =========                   =========

The accompanying condensed notes to financial statements are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,           JUNE 30,            JUNE 30,
STATEMENTS OF OPERATIONS DATA:                     1999              1998               1999                1998
                                                ---------         ---------          ---------           ---------

REVENUES
   Access                                       $  71,620         $  21,667          $ 124,044           $  39,878
   Business services                               14,044             3,393             23,248               6,566
                                                ---------         ---------          ---------           ---------
     Total revenues                                85,664            25,060            147,292              46,444
                                                ---------         ---------          ---------           ---------

COST AND EXPENSES
   Cost of revenues                             $  29,120         $   7,585          $  50,518           $  14,192
   General and administrative                      26,460             8,512             45,891              16,311
   Selling                                         14,366             3,875             24,137               6,928
   Depreciation                                     4,692             1,905              8,215               3,625
   Acquired customer base amortization             23,720             1,189             37,043               2,341
                                                ---------         ---------          ---------           ---------
          Total operating expenses                 98,358            23,066            165,804              43,397
                                                ---------         ---------          ---------           ---------

OPERATING (LOSS) INCOME
                                                  (12,694)            1,994            (18,512)              3,047
INTEREST INCOME (EXPENSE), NET                      1,183                88              1,487                 (75)
                                                ---------         ---------          ---------           ---------

(LOSS) INCOME BEFORE TAXES                        (11,511)            2,082            (17,025)              2,972

   Income tax benefit (provision)                   4,430               (62)             6,640                 (92)
                                                ---------         ---------          ---------           ---------
NET (LOSS) INCOME                               $  (7,081)        $   2,020          $ (10,385)          $   2,880
                                                =========         =========          =========           =========

NET (LOSS) INCOME PER SHARE
                       Basic
                                                $   (0.11)        $    0.04          $   (0.17)          $    0.06
                                                =========         =========          =========           =========
                      Diluted                   $   (0.11)        $    0.04          $   (0.17)          $    0.06
                                                =========         =========          =========           =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
                       Basic                       62,610            47,345             59,899              46,313
                                                =========         =========          =========           =========
                      Diluted                      62,610            50,280             59,899              49,176
                                                =========         =========          =========           =========

            The accompanying condensed notes to financial statements
                    are an integral part of these statements

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             1999                1998
                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income ..........................................         $ (10,385)          $   2,880

     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
     Deferred income taxes ......................................           (12,906)                 --
     Depreciation and amortization ..............................            45,258               5,966
     Changes in operating assets and liabilities:
         Other ..................................................               334                  --
         Trade receivables ......................................            (4,389)               (435)
         Other current assets ...................................              (885)                405
         Trade accounts payable .................................             2,544                (975)
         Other accrued expenses .................................            14,742               2,905
         Deferred revenue .......................................             3,893               1,153
                                                                          ---------           ---------
           Total adjustments ....................................            48,591               9,019
                                                                          ---------           ---------
         Net Cash Provided by Operating Activities ..............            38,206              11,899
                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ........................           (26,134)             (7,608)
     Cash paid in conjunction with acquisitions .................          (226,329)             (1,143)
     Other ......................................................              (116)               (158)
                                                                          ---------           ---------
         Net Cash Used in Investing Activities ..................          (252,579)             (8,909)
                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable ..................................                --                (804)
     Cash provided by credit line ...............................            77,987                  --
     Repayment of credit line ...................................           (80,000)                 --
     Payments of capital lease obligations ......................            (1,324)             (1,248)
     Proceeds from issuance of convertible debt .................           174,082                  --
     Issuance of common stock, net of issuance costs ............           263,912              49,933
                                                                          ---------           ---------
         Net Cash Provided by Financing Activities ..............           434,657              47,881
                                                                          ---------           ---------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS ................................................           220,284              50,871
CASH AND CASH EQUIVALENTS, beginning of period ..................           167,743               9,386
                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS, end of period ........................         $ 388,027           $  60,257
                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest .........................................$        1,243           $     510
                                                                          =========           =========
     Cash paid for income taxes .....................................$        8,343           $     111
                                                                          =========           =========
SUPPLEMENTAL NONCASH DISCLOSURES:
     Stock issued in conjunction with acquisition ...................$       30,000           $      --
                                                                          =========           =========


           The accompanying condensed notes to financial statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

         On May 25, 1999, the Company declared a two-for-one stock split in the form of a stock dividend which was paid on June 25, 1999 to shareholders of record on June 11, 1999. Accordingly, the stock split has been recognized in these financial statements by reclassifying approximately $317,000, the par value of the additional shares issued as a result of the split, from additional paid in capital to common stock. For all periods presented, all shares outstanding and per share amounts have been restated to reflect the stock split.


2. Basic (loss) earnings per common share ("EPS") was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the three and six months ended June 30, 1998. For the three and six months ended June 30, 1999, the effect of the options is excluded, as it is anti-dilutive. The following table summarizes the shares used in the calculations:


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
------------------------------------------------------------------------------------------------------------------
                                                           JUNE 30,                             JUNE 30,
------------------------------------------------------------------------------------------------------------------
(in thousands excepts per share                    1999              1998               1999                1998
data)                                           ---------         ---------          ---------           ---------

Weighted average shares
  Outstanding-basic                                62,610            47,345             59,899              46,313
Effect of dilutive stock options                       --             2,935                 --               2,863
                                                ---------         ---------          ---------           ---------
Shares used for diluted earnings
  per share                                        62,610            50,280             59,899              49,176
                                                =========         =========          =========           =========

Net (loss) income                               $  (7,081)        $   2,020          $ (10,385)          $   2,880
                                                ---------         ---------          ---------           ---------

Basic (loss) earnings per share                     (0.11)             0.04              (0.17)               0.06
                                                ---------         ---------          ---------           ---------

Diluted (loss) earnings per share                   (0.11)             0.04              (0.17)               0.06
                                                ---------         ---------          ---------           ---------
------------------------------------------------------------------------------------------------------------------


         The effect of the convertible debt notes, if they had been converted to stock, is anti-dilutive and as such diluted earnings per share is presented as if the notes had not been converted.

3. On February 17, 1999 the Company completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communication Services Inc. which subsequently changed its name to ICG Netahead, Inc. and is a wholly owned subsidiary of ICG Communications, Inc., In this transaction, the Company acquired NETCOM's subscriber base of approximately

         408,000 individual Internet access accounts, 25,000 Web hosting accounts, and 3,000 dedicated Internet access accounts in the United States. The Company paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232 shares, at a price per share of $38.88). The Company also incurred expenses of approximately $4.2 million in connection with this acquisition.

                  The following table summarizes the net assets purchased in connection with the acquisition and the amount attributable to intangibles (in thousands) :

                --------------------------------------------------------------------------------
                         Working Capital                                            $     (1,672)
                --------------------------------------------------------------------------------
                         Property and Equipment                                           13,200
                --------------------------------------------------------------------------------
                         Acquired subscriber base                                        237,695
                --------------------------------------------------------------------------------



                  The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. The Company is amortizing the acquired customer base over three years.




4. In March 1999 the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, the Company completed two public offerings of securities under this shelf registration statement. The Company sold 5,520,000 shares of common stock, raising net proceeds of approximately $263.2 million, out of which the Company repaid all amounts outstanding under its secured credit facility. The Company also sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. The remaining proceeds will be used for expansion of our business, as additional working capital for general corporate purposes, and for strategic acquisitions of subscriber accounts and complementary businesses.

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

         All common stock numbers and per share amounts in this report give effect to a 3-for-1 stock split effected by MindSpring in July 1998 and a 2-for-1 stock split effected by MindSpring in June 1999.


OVERVIEW

         MindSpring is a leading national Internet service provider, or ISP. We focus on serving individuals and small businesses. Our subscribers use their MindSpring accounts to, among other things, communicate, retrieve information, and publish information on the Internet. Our primary service offerings are dial-up Internet access and business services which we offer in various price and usage plans designed to meet the needs of our subscribers. Our business services include Web hosting, which entails maintaining a customer's Web site; high-speed, dedicated Internet access; Web page design; domain name registration; and customer Web server co-location. Web hosting, our principal business service, complements our Internet access business and is one of the fastest growing segments of the Internet marketplace.

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

         We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 1,228,000 subscribers at June 30, 1999, including approximately 55,000 Web hosting subscribers.

         In addition, we have rapidly increased revenues. From our inception in February 1994 through 1997, we experienced annual net operating losses, as a result of efforts to build our network infrastructure and internal staffing, develop our systems, and expand into new markets. During 1997, we generated positive cash flows from operations, with EBITDA of approximately $5 million. We had our first year of profitability in 1998, with net income of approximately $8.8 million, excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million. For the three months ended June 30, 1999, we had revenues of approximately $85.7 million, EBITDA of approximately $15.7 million, a net loss of approximately $(7.1) million and net loss per share of $(0.11). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the three months ended June 30, 1999 was approximately $7.5 million. Excluding tax-effected amortization expense, net income per share ("EPS+A") for this period was $0.11 per diluted share. For the six months ended June 30, 1999, we had revenues of approximately $147.3 million, EBITDA of approximately $26.7 million, a net loss of approximately $(10.4) million and net loss per share of $(0.17). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the six months ended June 30, 1999 was approximately $12.2 million. EPS+A for this period was $0.19 per diluted share.

         We expect to continue to focus on increasing our subscriber base. Increases in our subscriber base will cause our revenues to increase but will also cause our costs of revenue, selling, general and administrative expenses, capital expenditures, and depreciation and amortization to increase. Our purchases of subscriber bases such as the Spry and NETCOM acquisitions, described below, cause an immediate increase in our amortization expense. We generally amortize subscriber acquisitions over a three-year period in approximately equal amounts each year. We expect that annual amortization expense attributable to these transactions will be between approximately $85 and $90 million per year through 2001.

       We plan to continue to increase our subscriber base through other means in addition to subscriber base acquisitions. We have substantially completed integration of the Spry and NETCOM acquisitions. Although we intend to continue considering potential acquisitions, we also plan to move forward with a more aggressive organic marketing model announced in July 1999 under which we will increase our sales and marketing expenditures to higher levels beginning in the third quarter of 1999 and continuing through first quarter of 2000. During this period, we anticipate spending an additional $50-$55 million in excess of our previously planned expenditures of approximately 20% of revenues. As currently planned these increased expenditures will consist of additional expenditures of $4-$6 million in the third quarter of 1999, additional expenditures of $25 - $30 million in the fourth quarter of 1999 and additional expenditures of $20 to $25 million in the first quarter of 2000. The fourth and first quarters have historically been periods of stronger subscriber growth for the Company and we expect that this newly-announced marketing plan will help us to take better advantage of these favorable conditions for acquiring subscribers. We expect the average cost of acquiring a subscriber to increase by as much as 50% from the current levels in the fourth quarter of 1999 and the first quarter of 2000 and to begin decreasing by the second quarter of 2000.

         This organic growth plan will be two-fold: First, we will focus on building MindSpring brand recognition through an advertising campaign, and second, through an increased distribution of the MindSpring software.

The advertising campaign will focus on the top 20 metropolitan markets and will include TV, radio, print, and outdoor advertising. The increased distribution of the MindSpring software will be achieved through direct mailings as well as point of purchase displays. We currently plan for MindSpring discs to be available in more than 2,700 retail stores by the end of 1999.

         The additional marketing costs to be incurred as a result of this new marketing initiative are discretionary, consisting primarily of advertising costs, and can be curtailed in about 90 days if results are not as expected. This growth plan is expected to have a negative impact on our profitability in the short term. We believe; however, that this plan will enable us to build the MindSpring brand nationwide and grow our subscriber base although there can be no assurance that this plan will be successful. Although this growth plan will involve increased sales and marketing expenditures, we will continue to operate our business with the financial discipline that has distinguished our performance in the past.

         Spry and NETCOM Acquisitions. On October 15, 1998, we completed our acquisition of the customer base and certain related assets of Spry, Inc. The total purchase price for the Spry acquisition was approximately $32 million. We continue to amortize the acquired customer base related to the Spry acquisition over three years. On February 17, 1999, we completed the purchase of certain assets used in connection with the United States Internet access and web hosting business operated by NETCOM On-Line Communication Services for approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232 shares, at a price per share of $39.88). We are amortizing the acquired customer base related to the Netcom acquisition over three years.

         We expect to incur negative EBITDA for the fourth quarter of 1999 and the first quarter of 2000 and net losses through 2000, primarily as a result of the amortization expense associated with the Spry and NETCOM acquisitions and the increased sales and marketing expenditures. We expect that annual amortization expense attributable to these transactions will be between approximately $85 million and $90 million per year through 2001.


         Credit Facility. On February 17, 1999, we entered into a credit agreement with First Union National Bank ("First Union") and several other lenders. The credit agreement provides for a $100 million revolving credit facility that may be increased at our option to $200 million with the approval of First Union and the other lenders under the credit agreement. The credit facility will mature on February 17, 2002. The credit facility is to be used to fund working capital and for general corporate purposes, including permitted acquisitions. Our obligations under the credit facility are secured by substantially all of MindSpring's assets. On February 17, 1999, we borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. We repaid all amounts outstanding under the credit facility with a portion of the net proceeds from our recently completed offering of 5,520,000 shares of common stock, and we amended the credit facility to permit the issuance of notes, the payment of interest thereon, and certain redemptions thereof. For a more detailed description of our secured credit facility, see our Current Report in form 8-K filed with the Securities and Exchange Commission on February 25, 1999.


         Recent Security Offerings. In March 1999 we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 5,520,000 shares of common stock, raising net proceeds of approximately $263.2 million, out of which we repaid all amounts outstanding under the secured credit facility. We also sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. The remaining proceeds will be used for use in expansion of our business, as additional working capital for general corporate purposes, and for strategic acquisitions of subscriber accounts and complementary businesses.

         Revenues. MindSpring derives revenue primarily by providing individuals with dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under MindSpring's current pricing plans, customers have a choice of two "flat rate" plans (The Works and Unlimited Access) and two "usage sensitive" plans (Standard and Light). MindSpring also has a prepayment plan available to all dial-up subscribers which allows subscribers to prepay their access fees for either one or two years at a discounted rate. For the three months ended June 30, 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20. Average monthly recurring revenue is calculated by dividing monthly recurring revenue plus usage charges for non "flat rate" subscribers by the total number of subscribers.

          In addition, MindSpring earns revenue by providing Web hosting, full-time dedicated access connections to the Internet, and other value-added services such as Web page design, domain registration, and Web server co-location. MindSpring's Web hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. MindSpring currently offers price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 55,000 Web hosting subscribers as of June 30, 1999. Through our domain registration services, MindSpring offers subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The revenue from the services described in this paragraph have been classified as business services in MindSpring's statements of operations and in the "Results of Operations" table shown below.

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

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer service and technical support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as MindSpring's scope of operations increases. As noted above, beginning with the third quarter of 1999, we anticipate significantly increasing the level of marketing activity to increase the rate of subscriber growth. Our new marketing strategy is expected to have a short-term negative impact on net income. We believe that these increased costs will result in significantly greater subscriber growth; however, there can be no assurance that these additional sales and marketing expenditures will result in significantly greater subscriber growth. MindSpring does not defer any sales or marketing expenses.

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

         In connection with the NETCOM acquisition, ICG Netahead retained the network assets that they formerly used to serve the customers we acquired. We purchase access to that network under a network services agreement with a term of one year and an option for a second year on potentially different terms to be agreed upon by the parties. During the first year of the network services agreement with ICG Netahead, we will pay for use of ICG Netahead's POPs at rates that are generally comparable to the costs of using MindSpring POPs. However, the cost advantages of providing services to MindSpring subscribers through the ICG Netahead network agreement may be offset if there are operating inefficiencies, network reliability issues or technical support difficulties due to the fact that ICG Netahead is just beginning to offer network services as a third party provider for companies such as MindSpring.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         The following table shows unaudited financial data for the three months ended June 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)

                                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                  JUNE 30, 1999                  JUNE 30, 1998

                                                                              % OF                            % OF
STATEMENTS OF OPERATIONS DATA:                                (000'S)        REVENUE         (000'S)         REVENUE
                                                            ----------      --------        ----------      --------


REVENUES
   Access                                                   $   71,620            84        $   21,667            86
   Business services                                            14,044            16             3,393            14
                                                            ----------      --------        ----------      --------
     Total revenues                                             85,664           100            25,060           100

COST AND EXPENSES
   Cost of revenues                                             29,120            34             7,585            30
                                                            ----------      --------        ----------      --------
     Gross margin                                               56,544            66            17,475            70

   General and administrative                                   26,460            31             8,512            34
   Selling                                                      14,366            17             3,875            15
                                                            ----------      --------        ----------      --------
     EBITDA (1)                                                 15,718            18             5,088            20

   Depreciation                                                  4,692             5             1,905             8
   Acquired customer base amortization                          23,720            28             1,189             5
                                                            ----------      --------        ----------      --------

OPERATING (LOSS) INCOME                                        (12,694)          (15)            1,994             8
INTEREST INCOME (EXPENSE), NET                                   1,183             1                88             0

                                                            ----------      --------        ----------      --------
(LOSS) INCOME BEFORE TAXES                                     (11,511)          (13)            2,082             8

   Income tax benefit (expense)                                  4,430             5               (62)           (0)
                                                            ----------      --------        ----------      --------
NET(LOSS) INCOME                                            $   (7,081)           (8)       $    2,020             8
                                                            ==========                      ==========

NET (LOSS) INCOME PER SHARE
Basic                                                       $    (0.11)                     $     0.04

Diluted                                                     $    (0.11)                     $     0.04

WEIGHTED AVERAGE COMMON

   SHARES OUTSTANDING
Basic                                                                                           47,345
                                                                62,610

Diluted                                                         62,610                          50,280

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period          1,228,000                         393,000
     Number of employees at end of period
                                                                 1,682                             630


(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization.
   EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

                  REVENUE. Revenues for the three months ended June 30, 1999 totaled approximately $85,664,000 as compared to approximately $25,060,000 for the three months ended June 30, 1998. This approximately 242% increase in period revenues resulted primarily from a 212% increase in total subscribers. The increase in subscribers is primarily due to the acquisition of the NETCOM subscribers in February 1999, the acquisition of Spry subscribers in October 1998, and organic growth. Revenues from access to the Internet, which include start-up fees, represented approximately 84% of total revenue for the three months ended June 30, 1999 vs. 86% for the three months ended June 30, 1998. Business services revenue, consisting primarily of Web-hosting and dedicated Internet access, grew to 16% of total revenue for the three months ended June 30, 1999 from 14% for the three months ended June 30, 1998.

                  COSTS OF REVENUES. For the three months ended June 30, 1999, cost of revenues increased to approximately 34% of total revenue, compared to approximately 30% of total revenue for the three months ended June 30, 1998. This increase is attributable to several factors including approximately $600,000 in discounts in the second quarter of 1998 pursuant to our network services agreement with PSINet, Inc. Exclusive of these discounts, cost of revenues would have been 33% of total revenue in the three months ended June 30, 1998. The discounts earned under the network services agreement with PSINet ended in October 1998. In addition, cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our subscribers being served by third party networks rather than MindSpring POPs due to the Spry and NETCOM acquisitions.

                  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 48% of revenue for the three months ended June 30, 1999, compared to approximately 49% of revenue for the three months ended June 30, 1998. This decrease was primarily due to general and administrative costs declining from 34% of revenue for the three months ended June 30, 1998 to 31% for the three months ended June 30, 1999, offset by selling expenses increasing from 15% to 17% for the three months ended June 30, 1998 and 1999, respectively. General and administrative costs decreased due to efficiencies gained primarily through economies of scale. Selling costs increased due primarily to increased advertising expenditures.

                  EBITDA MARGIN. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin decreased to 18% of revenues for the three months ended June 30, 1999 from 20% of revenues for the three months ended June 30, 1998. This decrease is primarily attributable to higher costs of revenue due to the expiration of the PSINet discounts in 1998 and a higher percentage of our subscribers being served by third party networks due to the Spry and NETCOM acquisitions.

                  DEPRECIATION AND AMORTIZATION. Customer base amortization expense increased significantly from 5% of revenues for the three months ended June 30, 1998 to 28% for the three months ended June 30, 1999 due to the acquisitions of the Spry and NETCOM customer bases, which are being amortized over three years. Depreciation expense decreased from 8% of revenues for the three months ended June 30, 1998 to 5% of revenues for the three months ended June 30, 1999 due to a smaller percentage of our subscriber base being served by the company-owned network.

                  INTEREST INCOME (EXPENSE),NET. Interest income (expense), net was approximately $1,183,000 for the three months ended June 30, 1999 compared to approximately $88,000 for the three months ended June 30, 1998. This increase in interest income (expense), net for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, net of interest expense increasing, resulting from our equity offering and a convertible debt offering which were both completed in April of 1999. The offerings raised net proceeds of approximately $437 million from which we repaid $80 million outstanding under our secured credit facility. Interest expense includes interest on our 5% convertible debt offering and on our secured credit facility as well as the amortization of deferred financing costs associated with both.

                  INCOME TAX BENEFIT (PROVISION). For the three months ended June 30, 1999, the Company recorded an income tax benefit of $4,430,000, for an effective tax rate of 38%, compared to an income tax provision of $62,000, for an effective tax rate of 3%, for the three months ended June 30, 1998. The second quarter tax benefit in 1999 results in a tax rate for the six months ended June 30, 1999 of 39%, the amount the Company expects its effective tax rate to approximate in future periods.

                  NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As a result of the factors discussed above, and primarily as a result of the increase in acquired customer base amortization, the Company had a net loss for the three months ended June 30, 1999 of ($7,081,000) or $(0.11) per basic and diluted share. The Company's net income for the three months ended June 30, 1998 was $2,020,000 or $0.04 per diluted share. Excluding tax-effected customer based amortization expense, the Company recorded earnings of $7,521,000 or $0.11 per diluted share ("EPS+A") for the three months ended June 30, 1999 and earnings of $2,733,000 or $0.05 per diluted share for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The following table shows unaudited financial data for the six months ended June 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)


                                                                 SIX MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30, 1999                  JUNE 30, 1998

                                                                              % OF                            % OF
STATEMENTS OF OPERATIONS DATA:                                (000'S)        REVENUE         (000'S)         REVENUE
                                                            ----------      --------        ----------      --------


REVENUES
   Access                                                   $  124,044            84        $   39,878            86
   Business services                                            23,248            16             6,566            14
                                                            ----------      --------        ----------      --------
     Total revenues                                            147,292           100            46,444           100

COST AND EXPENSES
   Cost of revenues                                             50,518            34            14,192            31
                                                            ----------      --------        ----------      --------
     Gross margin                                               96,774            66            32,252            69

   General and administrative                                   45,891            31            16,311            35
   Selling                                                      24,137            16             6,928            15
                                                            ----------      --------        ----------      --------

     EBITDA (1)                                                 26,746            18             9,013            19

   Depreciation                                                  8,215             6             3,625             8
   Acquired customer base amortization                          37,043            25             2,341             5
                                                            ----------      --------        ----------      --------

OPERATING (LOSS) INCOME                                        (18,512)          (13)            3,047             7
INTEREST INCOME (EXPENSE), NET                                   1,487             1               (75)            0

                                                            ----------      --------        ----------      --------
(LOSS) INCOME BEFORE TAXES                                     (17,025)          (12)            2,972             6

   Income tax benefit (expense)                                  6,640             5               (92)           (0)
                                                            ----------      --------        ----------      --------
NET(LOSS) INCOME                                            $  (10,385)           (7)       $    2,880             6
                                                            ==========                      ==========
NET (LOSS) INCOME PER SHARE
Basic                                                       $    (0.17)                     $     0.06

Diluted                                                     $    (0.17)                     $     0.06


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
Basic                                                           59,899                          46,313

Diluted                                                         59,899                          49,176

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period          1,228,000                         393,000
     Number of employees at end of period                        1,682                             630

(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization.
   EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

         REVENUE. Revenues for the six months ended June 30, 1999 totaled approximately $147,292,000 as compared to approximately $46,444,000 for the six months ended June 30, 1998. This approximately 217% increase in period revenues resulted primarily from a 212% increase in total subscribers. The increase in subscribers is primarily due to the acquisition of the NETCOM subscribers in February 1999, the acquisition of Spry subscribers in October 1998, and organic growth. Revenues from dial-up access to the Internet, which include start-up fees, represented approximately 84% of total revenue for the six months ended June 30, 1999 vs. 86% for the six months ended June 30, 1998. Business services revenue, consisting primarily of Web-hosting and dedicated Internet access, grew to 16% of total revenue for the six months ended June 30, 1999 from 14% for the six months ended June 30, 1998.

         COSTS OF REVENUES. For the six months ended June 30, 1999, cost of revenues increased to approximately 34% of total revenue, compared to approximately 31% of total revenue for the six months ended June 30, 1998. This increase is attributable to several factors including approximately $1,200,000 in discounts in the six months ended June 30, 1998 pursuant to our network services agreement with PSINet, Inc. Exclusive of these discounts, cost of revenues would have been 33% of total revenue in the six months ended June 30, 1998. The discounts earned under the network services agreement with PSINet ended in October 1998. In addition, cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our subscribers being served through the use of third party networks rather than MindSpring POPs due to the Spry and NETCOM acquisitions.


                  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 47% of revenue for the six months ended June 30, 1999, compared to approximately 50% of revenue for the six months ended June 30, 1998. This decrease was primarily due to general and administrative costs declining from 35% of revenue for the six months ended June 30, 1998 to 31% for the six months ended June 30, 1999, offset by selling expenses increasing from 15% to 16% for the six months ended June 30, 1998 and 1999, respectively. General and administrative costs decreased due to efficiencies gained primarily through economies of scale. Selling costs increased due primarily to increased advertising expenditures.

                  EBITDA MARGIN. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin decreased to 18% of revenues for the six months ended June 30, 1999 from 19% of revenues for the six months ended June 30, 1998. This decrease is primarily attributable to costs of revenue being relatively higher in 1999 due to the expiration of the PSINet discounts in 1998 and a higher percentage of our subscribers being served by third party networks due to the Spry and NETCOM acquisitions.

                  DEPRECIATION AND AMORTIZATION. Customer base amortization expense increased significantly from 5% of revenues for the six months ended June 30, 1998 to 25% for the six months ended June 30, 1999 due to the acquisitions of the Spry and NETCOM customer bases, which are being amortized over three years. Depreciation expense decreased from 8% of revenues for the six months ended June 30, 1998 to 6% of revenues for the six months ended June 30, 1999 due to a smaller percentage of our subscriber base being served by the company-owned network.

                  INTEREST INCOME (EXPENSE), NET. Interest income (expense), net was approximately $1,487,000 for the six months ended June 30, 1999 compared to approximately ($75,000) for the six months ended June 30, 1998. This increase in interest income (expense), net for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, net of interest expense increasing, resulting from equity offerings in December of 1998 and April 1999 and a convertible debt offering completed in April of 1999. The offerings raised net proceeds of approximately $562 million from which we repaid $80 million outstanding under a secured credit facility. Interest expense includes interest on our 5% convertible debt offering and on our secured credit facility as well as amortization of deferred financing costs incurred in conjunction with both.

                  INCOME TAX BENEFIT (PROVISION). For the six months ended
June 30, 1999, the Company recorded an income tax benefit of $6,640,000 for an effective tax rate of 39%, compared to an income tax provision of $92,000, for an effective tax rate of 3% for the six months ended June 30, 1998. The Company expects its effective tax rate to approximate 39% in future periods.

                  NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As a result of the factors discussed above, and primarily as a result of the increase in acquired customer base amortization, the Company had a net loss for the six months ended June 30, 1999 of ($10,385,000) or $(0.17) per basic and diluted share. The Company's net income for the six months ended June 30, 1998 was $2,880,000 or $0.06 per diluted share. Excluding tax-effected customer based amortization expense, the Company recorded earnings of $12,211,000 or $0.19 per diluted share ("EPS+A") for the six months ended June 30, 1999 and earnings of $4,285,000 or $0.11 per diluted share for the six months ended June 30, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1999, MindSpring generated net cash from operations of approximately $38.2 million, compared to $11.9 million for the six months ended June 30, 1998, an increase of approximately 221%. In March of 1999, we made a final payment to AOL of approximately $7 million to conclude our payments related to the Spry acquisition. During the first six months of 1999, we spent a total of approximately $26.1 million primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. We did not enter into any capital lease agreements in the first six months of 1999. On February 17, 1999, we paid $215 million in cash to ICG in connection with the closing of the NETCOM acquisition, approximately $80 million of which we borrowed under our $100 million secured revolving credit facility, which we repaid as discussed below, and the remainder from our available cash.

         As of June 30, 1999, we had approximately $388 million of cash. In March 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 5,520,000 shares of our common stock raising net proceeds of approximately $263.2 million, from which we repaid $80 million of principal and interest outstanding under our secured credit facility. We also sold $179,975,000 aggregate principal amount of our 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. Net of expenses and repayment of debt, the Company raised an aggregate of approximately $357.3 million in these offerings.

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

         We currently estimate that our cash and financing needs for 1999 can be met by cash on hand, amounts available under our credit facility, additional capital financing arrangements, and cash flow from operations. If our credit facility is unavailable or if our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. We do not currently have any commitments for any additional financing, and there can be no assurance that if and when we need additional capital it will be available on terms that are acceptable to us, if at all. If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will be required to modify our growth and operating plans to match available funding. Any additional equity financing may be on terms that are dilutive or potentially dilutive to MindSpring's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and incurring additional debt may further limit MindSpring's ability to raise additional capital. In addition, our credit facility contains restrictions on our ability to incur additional debt and to issue some types of convertible or redeemable capital stock.

         MindSpring frequently engages in discussions involving potential business combinations. Depending on the circumstances, MindSpring may not disclose material transactions until completion of a definitive agreement. MindSpring may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in MindSpring's growth rate could materially affect MindSpring's operating and financial expectations and results, liquidity and capital resources.

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

         As of June 30, 1999, we have completed the inventory phase of the Year 2000 program, have completed a substantial majority of the assessment phase of the Year 2000 program, and are into the remediation and testing and validation phase of the Year 2000 program. Due to the expansion of the Year 2000 program to include the Spry and NETCOM elements,(and the associated work involved with migrating those customers to the MindSpring network),we have revised the schedule of the Year 2000 program, and expect to complete all six phases by the end of October, 1999.

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

         Costs. As of June 30, 1999, we have incurred expenses of approximately $335,000 in connection with the implementation of the Year 2000 Program Office and Year 2000 program. We estimate that an additional $350,000 in expenses will be incurred through the remainder of the Year 2000 program. These costs will be expensed as incurred. The costs and estimates provided include our estimate of the cost of internal resources directly attributable to the Year 2000 program. We have funded, and anticipate that we will continue funding, the costs of the Year 2000 program from cash flows. The estimates for the costs of the Year 2000 program are based upon management's best estimates and may be updated or revised as additional information becomes available. We currently believe these costs will not have a material effect on our financial condition, liquidity or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS
The FASB has issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by the year 2000. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities- Amendment of thE Effective Date of FASB No. 133, which amends Statement No. 133 to be effective for all fiscal quarters and for all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). This statement establishes accounting and reporting standards for derivative instruments- including certain derivative instruments embedded in other contracts - and for hedging activities. Adoption of this statement is not expected to have a material impact on the Company's financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of those investments. We have no material future earnings or cash flow exposures with respect to our outstanding capital leases, which are all at fixed rates. We have no material earnings or cash flow exposure with respect to our outstanding convertible notes, which are all at fixed rates. To the extent MindSpring has borrowings outstanding under the credit facility, we would have market risk relating to those amounts because the interest rates under the credit facility are variable. At present, we have no plans to enter into any hedging arrangements with respect to potential future borrowings.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the 1999 Annual Meeting of Stockholders held on May 25, 1999:

1. Election of one Class I Director to the Board of Directors of the Company. There were 22,881,177 cast for the election of O. Gene Gabbard and 3,840,422 votes to withhold authority.

The term of two Class II Directors, Michael S. McQuary and William H. Scott, III, and two Class III Directors, Charles M. Brewer and Campbell B. Lanier, III, did not expire at this Annual Meeting and each of them continue to serve as directors of the Company.

2. Proposed Amendment to Article 4 of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, described in the proxy statement dated April 22, 1999. There were 22,608,731 votes cast for approval of the amendment, 4,080,111 votes cast against approval of the amendment and 34,757 abstentions.

3. Proposed Amendment to 1995 Stock Option Plan described in the proxy statement dated April 22, 1999. There were 17,118,422 votes cast for approval of the amendment, 1,599,202 votes cast against approval of the amendment and 48,616 abstentions.

4. Proposed ratification of the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. There were 26,664,914 votes cast for ratification, 29,354 votes cast against ratification and 29,331 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1. Second Certificate of Amendment to Amended and Restated
         Certificate of Incorporation of MindSpring Enterprises, Inc. dated May
         25, 1999 and filed with the Secretary of the State of Delaware on May
         26, 1999.


         27.  Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         On April 12, 1999, MindSpring filed a Current Report on Form 8-K that contained certain exhibits with respect to its debt offering completed in April 14, 1999.

         On May 27, 1999, MindSpring filed a Current Report on Form 8-K to report that on May 25, 1999, the Company's Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend.

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

                                           MINDSPRING ENTERPRISES, INC.
                                           ----------------------------
                                           (Registrant)


Date: August 15, 1999                      By: /s/ MICHAEL S. MCQUARY
                                              ----------------------------------
                                           Michael S. McQuary
                                           President and Chief Operating Officer


Date: August 15, 1999                      By: /s/ JULIET M. REISING
                                               ---------------------------------
                                           Juliet M. Reising
                                           Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit                                                                                                    Numbered
Number                                           Exhibit Description                                         Page


 3.1                     Second Certificate of Amendment to Amended and Restated Certificate of
                   Incorporation of MindSpring Enterprises, Inc. dated May 25, 1999 and filed
                          With the Secretary of the State of Delaware on May 26, 1999.


 27.                                           Financial Data Schedule