Form 10-Q
period 1999-09-30
MINDSPRING ENTERPRISES INC
filed 1999-11-12
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____ TO _____

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT NOVEMBER 10, 1999
                                            --------------------------------

Common Stock at $.01 par value                         63,614,929

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                SEPTEMBER 30,              DECEMBER 31,
                                                                                   1999                       1998
                                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................. $ 386,833                 $ 167,743
     Trade receivables, net ....................................................     5,179                     3,278
     Deferred income taxes .....................................................     6,452                     3,421
     Prepaids and other current assets .........................................     5,221                       758
                                                                                 ---------                 ---------
         Total current assets ..................................................   403,685                   175,200
                                                                                 ---------                 ---------

PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment .................................    83,065                    35,580
     Assets under capital lease ................................................     8,886                     9,546
     Other .....................................................................    14,400                     4,821
                                                                                 ---------                 ---------
                                                                                   106,351                    49,947
     Less: accumulated depreciation ............................................   (27,789)                  (14,106)
                                                                                 ---------                 ---------
         Total property and equipment, net .....................................    78,562                    35,841
                                                                                 ---------                 ---------

OTHER ASSETS:
     Acquired customer base, net ...............................................   212,441                    34,742
     Deferred debt costs .......................................................     7,302                        --
     Deferred income taxes .....................................................    17,207                     1,123
     Other .....................................................................       346                       693
                                                                                 ---------                 ---------
         Total other assets ....................................................   237,296                    36,558
                                                                                 ---------                 ---------

                                                                                 $ 719,543                 $ 247,599
                                                                                 =========                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable .................................................... $   3,361                 $   4,990
     Current portion of capital lease liability ................................     2,608                     2,695
     Deferred revenue ..........................................................    10,710                     7,443
     Accrued telecommunications costs ..........................................    11,868                     2,831
     Other accrued expenses ....................................................    30,564                    20,135
                                                                                 ---------                 ---------

         Total current liabilities .............................................    59,111                    38,094
                                                                                 ---------                 ---------

LONG-TERM LIABILITIES:
     Convertible notes .........................................................   179,975                        --
     Capital lease obligations .................................................       526                     2,424
                                                                                 ---------                 ---------
         Total long-term liabilities ...........................................   180,501                     2,424
                                                                                 ---------                 ---------

         Total liabilities .....................................................   239,612                    40,518
                                                                                 ---------                 ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 400,000 authorized
        And 63,575 and 56,568 issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively ..................       635                       566
     Additional paid-in-capital ................................................   503,700                   209,700
     Accumulated deficit .......................................................   (24,404)                   (3,185)
                                                                                 ---------                 ---------
       Total stockholders' equity ..............................................   479,931                   207,081
                                                                                 ---------                 ---------
                                                                                 $ 719,543                 $ 247,599
                                                                                 =========                 =========

                 The accompanying condensed notes to financial statements are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:                                 1999               1998               1999             1998
                                                           -------------      -------------      -------------    -------------

REVENUES
   Access ...............................................   $  72,631          $  24,917          $ 196,645          $ 64,795
   Business services ....................................      15,548              3,778             38,823            10,344
                                                            ---------          ---------          ---------          --------
     Total revenues .....................................      88,179             28,695            235,468            75,139
                                                            ---------          ---------          ---------          --------

COST AND EXPENSES
   Cost of revenues .....................................   $  28,367          $   7,976          $  78,882          $ 22,167
   General and administrative ...........................      28,363              9,195             74,253            25,505
   Selling ..............................................      22,366              4,806             46,503            11,735
   Depreciation .........................................       5,517              2,072             13,732             5,696
   Acquired customer base amortization ..................      23,302              1,206             60,345             3,548
                                                            ---------          ---------          ---------          --------
          Total operating expenses ......................     107,915             25,975            273,715            68,651
                                                            ---------          ---------          ---------          --------

OPERATING (LOSS) INCOME .................................     (19,736)             3,440            (38,247)            6,488
INTEREST INCOME, NET ....................................       1,977                665              3,463               590
                                                            ---------          ---------          ---------          --------

(LOSS) INCOME BEFORE TAXES ..............................     (17,759)             4,105            (34,784)            7,078

   Income tax benefit (provision) .......................       6,925               (120)            13,565              (212)
                                                            ---------          ---------          ---------          --------
NET (LOSS) INCOME .......................................   $ (10,834)         $   3,985          $ (21,219)         $  6,866
                                                            =========          =========          =========          ========

NET (LOSS) INCOME PER SHARE
                    Basic ...............................   $   (0.17)         $    0.08          $   (0.35)         $   0.14
                                                            =========          =========          =========          ========
                   Diluted ..............................   $   (0.17)         $    0.07          $   (0.35)         $   0.13
                                                            =========          =========          =========          ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
                    Basic ...............................      63,475             51,585             61,042            48,086
                                                            =========          =========          =========          ========
                   Diluted ..............................      63,475             54,687             61,042            50,892
                                                            =========          =========          =========          ========

            The accompanying condensed notes to financial statements
                    are an integral part of these statements

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    1999             1998
                                                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income ......................................................... $ (21,219)       $   6,866
     Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
     Deferred income taxes .....................................................   (19,115)              --
     Depreciation and amortization .............................................    74,077            9,244
     Changes in operating assets and liabilities:
         Other .................................................................       604               --
         Trade receivables .....................................................    (3,572)            (368)
         Other current assets ..................................................    (4,463)             441
         Trade accounts payable ................................................    (1,629)          (3,689)
         Other accrued expenses ................................................    26,466            3,061
         Deferred revenue ......................................................     3,267            2,763
                                                                                 ---------        ---------
           Total adjustments ...................................................    75,635           11,452
                                                                                 ---------        ---------
         Net Cash Provided by Operating Activities .............................    54,416           18,318
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .......................................   (43,207)         (10,282)
     Cash paid in conjunction with acquisitions ................................  (226,569)          (1,350)
     Other .....................................................................       297             (302)
                                                                                 ---------        ---------
         Net Cash Used in Investing Activities .................................  (269,479)         (11,934)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable .................................................        --           (1,450)
     Cash provided by credit line, net of issuance costs .......................    77,987               --
     Repayment of credit line ..................................................   (80,000)              --
     Payments of capital lease obligations .....................................    (1,985)          (1,906)
     Proceeds from issuance of convertible debt ................................   174,082               --
     Issuance of common stock, net of issuance costs ...........................   264,069           50,084
                                                                                 ---------        ---------
         Net Cash Provided by Financing Activities .............................   434,153           46,728
                                                                                 ---------        ---------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS ...............................................................   219,090           53,112
CASH AND CASH EQUIVALENTS, beginning of period .................................   167,743            9,386
                                                                                 ---------        ---------

CASH AND CASH EQUIVALENTS, end of period ....................................... $ 386,833        $  62,498
                                                                                 =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest .................................................... $   1,510        $     718
                                                                                 =========        =========
     Cash paid for income taxes ................................................ $   8,425        $     226
                                                                                 =========        =========
SUPPLEMENTAL NONCASH DISCLOSURES:
     Stock issued in conjunction with acquisition .............................. $  30,000        $      --
                                                                                 =========        =========

           The accompanying condensed notes to financial statements are an integral part of these statements.

                          MINDSPRING ENTERPRISES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998

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


2. Basic (loss) earnings per common share ("EPS") was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period then ended. The effect of the Company's stock options (using the treasury stock method) was included in the computation of diluted EPS for the three and nine months ended September 30, 1998. For the three and nine months ended September 30, 1999, the effect of the options is excluded, as it is anti-dilutive. The effect of the potential conversion of the Company's 5% Convertible Subordinated Notes due 2006 is anti-dilutive and as such is excluded from diluted earnings per share for the three months and nine months ended September 30, 1999. The following table summarizes the shares used in the calculations:

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
         ---------------------------------------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
         ---------------------------------------------------------------------------------------------------------------------
         (in thousands except per share data)                       1999              1998           1999              1998
                                                                  --------          -------        --------           -------
         Weighted average shares
              Outstanding-basic .............................       63,475           51,585          61,042            48,086
         Effect of dilutive stock options ...................           --            3,102              --             2,806
                                                                  --------          -------        --------           -------
         Shares used for diluted earnings
         per share ..........................................       63,475           54,687          61,042            50,892
                                                                  ========          =======        ========           =======

         Net (loss) income ..................................     $(10,834)         $ 3,985        $(21,219)          $ 6,866
                                                                  --------          -------        --------           -------

         Basic (loss) earnings per share ....................     $  (0.17)         $  0.08        $  (0.35)          $  0.14
                                                                  --------          -------        --------           -------

         Diluted (loss) earnings per share ..................     $  (0.17)         $  0.07        $  (0.35)          $  0.13
                                                                  --------          -------        --------           -------

         ---------------------------------------------------------------------------------------------------------------------


3. On February 17, 1999, the Company completed its acquisition of certain assets used in connection with the United States Internet access and Web hosting business operated by NETCOM On-Line Communication Services Inc., which subsequently changed its name to ICG Netahead, Inc. and is a wholly owned subsidiary of ICG Communications, Inc. In this transaction, the Company acquired NETCOM's subscriber base of approximately 408,000 individual Internet access accounts, 25,000 Web hosting accounts and 3,000 dedicated Internet access accounts in the United States. The Company paid NETCOM approximately $245 million, consisting of $215 million in cash and $30 million in MindSpring common stock (752,232 shares, at a price per share of $38.88). The Company also incurred expenses of approximately $4.2 million in connection with this acquisition.

         The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to intangibles
(in thousands) :

         Working Capital                       $   (1,672)
         Property and Equipment                    13,200
         Acquired subscriber base                 237,695



         The preliminary estimate of net assets acquired represents management's best estimate based on currently available information; however, such estimate may be revised up to one year from the acquisition date. The Company is amortizing the acquired customer base over three years.


4. In March 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, the Company completed two public offerings of securities under this shelf registration statement. The Company sold 5,520,000 shares of common stock, raising net proceeds of approximately $263.2 million, out of which the Company repaid all amounts outstanding under its secured credit facility. The Company also sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. The remaining proceeds from these offerings will be used for expansion of our business, as additional working capital for general corporate purposes, and for strategic acquisitions of subscriber accounts and complementary businesses.

5. On September 23, 1999, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated September 22, 1999 (the "Merger Agreement"), with Earthlink Network, Inc. ("Earthlink"). The Merger Agreement sets forth the terms and conditions of the proposed Merger of MindSpring and Earthlink into a new company (the "Merger"). The Merger is structured to be a stock-for-stock Merger of equals. Pursuant to the Merger Agreement, each share of common stock of MindSpring will be converted into one share of common stock of the new company, and each share of common stock of Earthlink will be converted into 1.615 shares of common stock of the new company. Other outstanding securities of the two companies will be converted on the same basis. Upon consummation of the Merger, the new company will be renamed Earthlink, Inc. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "pooling-of-interests" for accounting purposes. Subject to several conditions, including receipt of required regulatory approvals, approval by both companies' shareholders, and certain third-party consents, the Merger is expected to close in the first quarter of 2000. For a more detailed discussion of the Merger, see Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 1999 and the amendment on Form 8-K/A filed on October 12, 1999.

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

OVERVIEW

         MindSpring is a leading national Internet service provider, or ISP. On September 23, 1999, MindSpring announced that it had entered into an Agreement and Plan of Reorganization, dated September 22, 1999 (the "Merger Agreement"), with Earthlink Network, Inc. ("Earthlink"). The Merger Agreement sets forth the terms and conditions of the proposed Merger of MindSpring and Earthlink into a new company (the "Merger"). The Merger is structured to be a stock-for-stock Merger of equals. Pursuant to the Merger Agreement, each share of common stock of MindSpring will be converted into one share of common stock of the new company, and each share of common stock of Earthlink will be converted into 1.615 shares of common stock of the new company. Other outstanding securities of the two companies will be converted on the same basis. Upon consummation of the Merger, the new company will be renamed Earthlink, Inc. The parties intend for the Merger to be considered a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "pooling-of-interests" for accounting purposes. Subject to several conditions, including regulatory approvals, approval by both companies' shareholders, and certain third-party consents, the transaction is expected to close in the first quarter of 2000. For a more detailed discussion of the Merger, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 1999 and our amendment on Form 8-K/A filed on October 12, 1999.




         MindSpring focuses on serving individuals and small businesses. Our subscribers use their MindSpring accounts to, among other things, communicate, retrieve information, and publish information on the Internet. Our primary service offerings are dial-up Internet access and business services which we offer in various price and usage plans designed to meet the needs of our subscribers. Our business services include Web hosting, which entails maintaining a customer's Web site; high-speed, dedicated Internet access; Web page design; and domain name registration. Web hosting, our principal business service, complements our Internet access business and is one of the fastest growing segments of the Internet marketplace.


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

         We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 1,297,000 subscribers at September 30, 1999, including approximately 61,000 Web hosting subscribers and approximately 3,000 Dedicated Internet access subscribers.

         In addition, we have rapidly increased revenues. From our inception in February 1994 through 1997, we experienced annual net operating losses as a result of efforts to build our network infrastructure and internal staffing, develop our systems, and expand into new markets. During 1997, we generated positive cash flows from operations, with EBITDA of approximately $5 million. We had our first year of profitability in 1998, with net income of approximately $8.8 million, excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million. In the third quarter of 1999, in an effort to continue to build our subscriber base, we increased our sales and marketing expenditures from traditional levels. This, along with the amortization charges related to our acquisitions of subscriber bases in the fourth quarter of 1998 and the first quarter of 1999, had a direct impact on our EBITDA and net income. For the three months ended September 30, 1999, we had revenues of approximately $88.2 million, EBITDA of approximately $9.1 million, a net loss of approximately $(10.8) million and net loss per share of $(0.17). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the three months ended September 30, 1999 was approximately $3.4 million. Excluding tax-effected amortization expense, net income per share ("EPS+A") for this period was $0.05 per diluted share. For the nine months ended September 30, 1999, we had revenues of approximately $235.5 million, EBITDA of approximately $35.8 million, a net loss of approximately $(21.2) million and net loss per share of $(0.35). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the nine months ended September 30, 1999 was approximately $15.6 million. EPS+A for this period was $0.24 per diluted share.

         We expect to continue to focus on increasing our subscriber base. Increases in our subscriber base will cause our revenues to increase but will also cause our costs of revenue, selling, general and administrative expenses, capital expenditures, and depreciation and amortization to increase. Our purchases of subscriber bases such as the Spry and NETCOM acquisitions, described below, cause an immediate increase in our amortization expense. We generally amortize subscriber acquisitions over a three-year period. We expect that annual amortization expense attributable to these transactions will be between approximately $85 and $90 million per year through 2001. To the extent we continue to expand our subscriber base through acquisitions such as the Spry and NETCOM acquisitions, we will continue to experience increased amortization expense.


         We plan to continue to increase our subscriber base through other means in addition to subscriber base acquisitions. In July 1999, we announced an accelerated organic growth marketing effort in which we would increase our sales and marketing expenditures in both the fourth quarter 1999 and the first quarter 2000. We stated that we would focus a large portion of the additional expenditures on a national branding campaign, primarily involving television advertisements, which began in September. The branding campaign was an integral part of the accelerated growth initiative. We expected that these incremental sales and marketing expenditures would result in increased subscriber growth beginning in the fourth quarter of 1999 and continue into the first quarter of 2000. Under the proposed Merger with EarthLink, the combined company is expected to conduct business under the EarthLink brand name. Therefore, we have made adjustments to our existing marketing plans to focus less on branding initiatives and more on direct subscriber acquisition channels in the fourth quarter. Overall, we expect our sales and marketing expenditures in the fourth quarter of 1999 to be significantly higher than our historical levels, but less than anticipated in our original announcement of the accelerated organic growth marketing effort.

         We expect to incur negative EBITDA for the fourth quarter of 1999 and the first quarter of 2000, primarily as a result of increased sales and marketing expenditures, and we expect to incur net losses through 2000, primarily as a result of the amortization expense associated with the Spry and NETCOM acquisitions and the increased sales and marketing expenditures.

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



         Credit Facility. On February 17, 1999, we entered into a credit agreement with First Union National Bank ("First Union") and several other lenders. The credit agreement provides for a $100 million revolving credit facility that may be increased at our option to $200 million with the approval of First Union and the other lenders under the credit agreement. The credit facility will mature on February 17, 2002. The credit facility is to be used to fund working capital and for general corporate purposes, including permitted acquisitions. Our obligations under the credit facility are secured by substantially all of MindSpring's assets. On February 17, 1999, we borrowed approximately $80 million under the credit facility to finance the NETCOM acquisition. We repaid all amounts outstanding under the credit facility with a portion of the net proceeds from our April 1999 offering of 5,520,000 shares of common stock, and we amended the credit facility to permit the issuance of notes, the payment of interest thereon, and certain redemptions thereof. For a more detailed description of our secured credit facility, see our Current Report in form 8-K filed with the Securities and Exchange Commission on February 25, 1999.


         Securities Offerings during 1999. In March 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 5,520,000 shares of common stock, raising net proceeds of approximately $263.2 million, out of which we repaid all amounts outstanding under the secured credit facility. We also sold $179,975,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. The remaining proceeds from these offerings will be used for expansion of our business, as additional working capital for general corporate purposes, and for strategic acquisitions of subscriber accounts and complementary businesses.

         Revenues. MindSpring derives revenue primarily by providing individuals with dial-up access to the Internet. Monthly subscription fees vary by billing plan. Under MindSpring's current pricing plans, customers have a choice of several "flat rate" plans (The Works and Unlimited Access, e.g.) and several "usage sensitive" plans (Standard and Light, e.g.). MindSpring also has a prepayment plan available to all dial-up subscribers which allows subscribers to prepay their access fees for either one or two years at a discounted rate. For the three months ended September 30, 1999, the average monthly recurring revenue per dial-up subscriber was approximately $20.

         In addition, MindSpring earns revenue by providing Web hosting, full-time dedicated access connections to the Internet, and other value-added services such as Web page design and domain registration. MindSpring's Web hosting services allow a business or individual to post information on the World Wide Web so that the information is available to anyone who has access to the Internet. MindSpring currently offers price plans for Web hosting subscribers ranging from $19.95 to $99.95 per month. MindSpring had approximately 61,000 Web hosting subscribers as of September 30, 1999. Through our domain registration services, MindSpring offers subscribers the ability to personalize electronic mail addresses and URLs (Uniform Resource Locators). The revenue from the services described in this paragraph have been classified as business services in MindSpring's statements of operations and in the "Results of Operations" table shown below.

         Costs. MindSpring's costs include (1) costs of revenue that are primarily related to the number of subscribers; (2) selling, general and administrative expenses that are associated more generally with operations; and
(3) depreciation and amortization, which are related to the number and amounts of MindSpring-owned POPs and other equipment, and the deferred costs associated with acquired customer bases.

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

         Selling, general and administrative costs are incurred in the areas of sales and marketing, customer service and technical support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative costs will increase over time as MindSpring's scope of operations increases. As noted above, we have significantly increased the level of marketing activity beginning in the third quarter of 1999 to increase the rate of subscriber growth. Our new marketing strategy is expected to have a short-term negative impact on net income. We believe that these increased costs will result in greater subscriber growth; however, there can be no assurance that these additional sales and marketing expenditures will result in significantly greater subscriber growth. MindSpring does not defer any sales or marketing expenses.

         As MindSpring expands into new markets, both costs of revenue and selling, general and administrative expenses will increase. To the extent MindSpring opens MindSpring POPs in new markets, these costs and expenses may also increase as a percentage of revenue in the short term for the period immediately after a new MindSpring POP is opened. Many of the fixed costs of providing service in a new market through a new MindSpring POP are incurred before significant revenue can be expected from that market. However, to the extent that we expand into new markets by using third party POPs instead of opening our own POPs, MindSpring's incremental monthly recurring costs will consist primarily of the fees to be paid to third parties under network services agreements. In general, the margins on those subscribers will initially be higher than if we had opened our own POP in new markets. When a market matures, if the market is served through purchased, third party network services rather than MindSpring-owned POPs, costs of revenue as a percentage of revenue will tend to be higher, and therefore, margins on subscribers will tend to be lower. This is because the full costs of using third party networks is included in costs of revenue, as compared to the costs of using MindSpring-owned POPs, a portion of which is included in depreciation. In addition, in more mature markets where we have greater concentrations of subscribers, we often can provide services at a lower cost per subscriber through MindSpring-owned POPs after the initial period when related expenses are higher. This depends in part on how much we must pay for local area telecommunications charges and the cost of available alternative third party providers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table shows unaudited financial data for the three months ended September 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)


                                                                       THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998

                                                                                       % OF                              % OF
STATEMENTS OF OPERATIONS DATA:                                      (000'S)           REVENUE           (000'S)         REVENUE
                                                                  -----------         --------         ---------        -------


REVENUES
   Access                                                         $    72,631               82         $ 24,917              87
   Business services                                                   15,548               18            3,778              13
                                                                  -----------         --------         --------         -------
     Total revenues                                                    88,179              100           28,695             100

COST AND EXPENSES
                                                                       28,367               32            7,976              28
                                                                  -----------         --------         --------         -------
     Gross margin                                                      59,812               68           20,719              72

   General and administrative                                          28,363               32            9,195              32
   Selling                                                             22,366               26            4,806              17
                                                                  -----------         --------         --------         -------
     EBITDA (1)                                                         9,083               10            6,718              23

   Depreciation                                                         5,517                6            2,072               7
   Acquired customer base amortization                                 23,302               26            1,206               4
                                                                  -----------         --------         --------         -------
OPERATING (LOSS) INCOME                                               (19,736)             (22)           3,440              12
INTEREST INCOME, NET                                                    1,977                2              665               2
                                                                  -----------         --------         --------         -------
(LOSS) INCOME BEFORE TAXES                                            (17,759)             (20)           4,105              14

   Income tax benefit (expense)                                         6,925                8             (120)             (0)
                                                                  -----------         --------         --------         -------
NET (LOSS) INCOME                                                 $   (10,834)             (12)        $  3,985              14
                                                                  ===========                          ========

NET (LOSS) INCOME PER SHARE
Basic                                                             $     (0.17)                         $   0.08

Diluted                                                           $     (0.17)                         $   0.07


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
Basic                                                                  63,475                           51,585

Diluted                                                                63,475                           54,687

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period                 1,297,000                          455,000
     Number of employees at end of period                               2,051                              732

(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

         REVENUE. Revenues for the three months ended September 30, 1999 totaled approximately $88,179,000 as compared to approximately $28,695,000 for the three months ended September 30, 1998. This approximately 207% increase in period revenues resulted primarily from a 185% increase in total subscribers. The increase in subscribers is due to the acquisition of the NETCOM subscribers in February 1999, the acquisition of Spry subscribers in October 1998, and organic growth. Revenues from access to the Internet, which include start-up fees and advertising revenues, represented approximately 82% of total revenue for the three months ended September 30, 1999 vs. 87% for the three months ended September 30, 1998. Business services revenue, consisting primarily of Web-hosting and dedicated Internet access, grew to 18% of total revenue for the three months ended September 30, 1999 from 13% for the three months ended September 30, 1998. This increase in business service revenue as a percentage of total revenue for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 can be attributed to the growth in our business service customer base.

         COSTS OF REVENUES. For the three months ended September 30, 1999, cost of revenues increased to approximately 32% of total revenue, compared to approximately 28% of total revenue for the three months ended September 30, 1998. Cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our subscribers being served by third party networks rather than MindSpring POPs primarily due to the Spry and NETCOM acquisitions. Cost of revenues for subscribers being serviced by MindSpring POPs does not include depreciation for these POP's and other related equipment.


         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 58% of revenue for the three months ended September 30, 1999, compared to approximately 49% of revenue for the three months ended September 30, 1998. This increase was due to sales and marketing costs increasing to 26% of revenue for the three months ended September 30, 1999 from 17% for the three months ended September 30, 1999. Selling costs increased due primarily to higher advertising expenditures related to the Company's accelerated growth program initiated in September 1999.


         EBITDA MARGIN. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin decreased to 10% of revenues for the three months ended September 30, 1999 from 23% of revenues for the three months ended September 30, 1998. This decrease is primarily attributable to the increased sales and marketing expenditures and higher costs of revenue.

         DEPRECIATION AND AMORTIZATION. Customer base amortization expense increased significantly from 4% of revenues for the three months ended September 30, 1998 to 26% for the three months ended September 30, 1999 due to the acquisitions of the Spry and NETCOM customer bases, which are being amortized over three years. Depreciation expense decreased from 7% of revenues for the three months ended September 30, 1998 to 6% of revenues for the three months ended September 30, 1999 due to a smaller percentage of our subscriber base being served by the Company-owned network.

         INTEREST INCOME, NET. Interest income (expense), net was approximately $1,977,000 for the three months ended September 30, 1999 compared to approximately $665,000 for the three months ended September 30, 1998. This increase in interest income (expense), net for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, net of interest expense increasing, resulting from our equity offering and our convertible debt offering which were both completed in April 1999. The offerings raised net proceeds of approximately $437 million from which we repaid $80 million outstanding under our secured credit facility. Interest expense includes interest on our 5% Convertible Subordinated Notes due 2006 and fees related to our unused credit facility as well as the amortization of deferred financing costs associated with both.


         INCOME TAX BENEFIT (PROVISION). For the three months ended September 30, 1999, the Company recorded an income tax benefit of $6,925,000, for an effective tax rate of 39%, compared to an income tax provision of $120,000, for an effective tax rate of 3%, for the three months ended September 30, 1998.


         NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As discussed above, and primarily as a result of the increase in acquired customer base amortization and sales and marketing expenditures, the Company had a net loss for the three months ended September 30, 1999 of ($10,834,000) or $(0.17) per basic and diluted share. The Company's net income for the three months ended September 30, 1998 was $3,985,000 or $0.07 per diluted share. Excluding tax-effected customer based amortization expense, the Company recorded earnings of $3,380,000 or $0.05 per diluted share ("EPS+A") for the three months ended September 30, 1999 and earnings of $4,721,000 or $0.09 per diluted share for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table shows unaudited financial data for the nine months ended September 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts are shown in thousands (except per share data)

                                                                      NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1999                SEPTEMBER 30, 1998

                                                                                       % OF                              % OF
STATEMENTS OF OPERATIONS DATA:                                      (000'S)           REVENUE          (000'S)          REVENUE
                                                                  -----------         --------         --------         -------


REVENUES
   Access                                                         $   196,645               84         $ 64,795              86
   Business services                                                   38,823               16           10,344              14
                                                                  -----------         --------         --------         -------
     Total revenues                                                   235,468              100           75,139             100

COST AND EXPENSES
   Cost of revenues                                                    78,882               33           22,167              30
                                                                  -----------         --------         --------         -------
     Gross margin                                                     156,586               67           52,972              70

   General and administrative                                          74,253               32           25,505              34
   Selling                                                             46,503               20           11,735              15
                                                                  -----------         --------         --------         -------
     EBITDA (1)                                                        35,830               15           15,732              21

   Depreciation                                                        13,732                6            5,696               8
   Acquired customer base amortization                                 60,345               26            3,548               5
                                                                  -----------         --------         --------         -------

OPERATING (LOSS) INCOME                                               (38,247)             (16)           6,488               8
INTEREST INCOME, NET                                                    3,463                1              590               1

                                                                  -----------         --------         --------         -------
(LOSS) INCOME BEFORE TAXES                                            (34,784)             (15)           7,078               9

   Income tax benefit (expense)                                        13,565                6             (212)             (0)
                                                                  -----------         --------         --------         -------
NET(LOSS) INCOME                                                  $   (21,219)              (9)        $  6,866               9
                                                                  ===========                          ========

NET (LOSS) INCOME PER SHARE
Basic                                                             $     (0.35)                         $   0.14

Diluted                                                           $     (0.35)                         $   0.13


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
Basic                                                                   61,042                          48,086

Diluted                                                                 61,042                          50,892

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period                  1,297,000                         455,000
     Number of employees at end of period
                                                                         2,051                             732

(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

         REVENUE. Revenues for the nine months ended September 30, 1999 totaled approximately $235,468,000 as compared to approximately $75,139,000 for the nine months ended September 30, 1998. This approximately 213% increase in period revenues resulted primarily from a 185% increase in total subscribers. The increase in subscribers is due to the acquisition of the NETCOM subscribers in February 1999, the acquisition of Spry subscribers in October 1998 and organic growth. Revenues from dial-up access to the Internet, which include start-up fees and advertising revenues, represented approximately 84% of total revenue for the nine months ended September 30, 1999 vs. 86% for the nine months ended September 30, 1998. Business services revenue, consisting primarily of Web-hosting and dedicated Internet access, grew to 16% of total revenue for the nine months ended September 30, 1999 from 14% for the nine months ended September 30, 1998. This increase in business service revenue as a percentage of total revenue for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 can be attributed to the growth in our business service customer base.



         COSTS OF REVENUES. For the nine months ended September 30, 1999, cost of revenues increased to approximately 33% of total revenue, compared to approximately 30% of total revenue for the nine months ended September 30, 1998. Cost of revenues increased as a percentage of total revenues as a result of a greater percentage of our subscribers being served through the use of third party networks rather than MindSpring POPs due to the Spry and NETCOM acquisitions. Cost of revenues for subscribers being serviced by MindSpring POP's does not include depreciation for these POPs and other related equipment.



         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 52% of revenue for the nine months ended September 30, 1999, compared to approximately 49% of revenue for the nine months ended September 30, 1998. This increase was due to higher sales and marketing costs increasing to 20% of revenue for the nine months ended September 30, 1999 from 15% for the nine months ended September 30, 1999. Selling costs increased due primarily to higher advertising expenditures related to the Company's accelerated growth program initiated in September 1999 offset by general and administrative costs declining to 32% of revenue for the nine months ended September 30, 1999 from 34% for the nine months ended September 30, 1998. General and administrative costs decreased due to efficiencies gained primarily through economies of scale.


         EBITDA MARGIN. EBITDA margin refers to EBITDA as a percentage of revenues. EBITDA margin decreased to 15% of revenues for the nine months ended September 30, 1999 from 21% of revenues for the nine months ended September 30, 1998. This decrease is primarily attributable to the increased sales and marketing expenditures and to costs of revenue being relatively higher in 1999.

         DEPRECIATION AND AMORTIZATION. Customer base amortization expense increased significantly from 5% of revenues for the nine months ended September 30, 1998 to 26% for the nine months ended September 30, 1999 due to the acquisitions of the Spry and NETCOM customer bases, which are being amortized over three years. Depreciation expense decreased from 8% of revenues for the nine months ended September 30, 1998 to 6% of revenues for the nine months ended September 30, 1999 due to a smaller percentage of our subscriber base being served by the company-owned network.

         INTEREST INCOME, NET. Interest income (expense), net was approximately $3,463,000 for the nine months ended September 30, 1999 compared to approximately $590,000 for the nine months ended September 30, 1998. This increase in interest income (expense), net for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily due to interest income increasing as a result of the increase in cash available for investment purposes, net of interest expense increasing, resulting from equity offerings in December 1998 and April 1999 and a convertible debt offering completed in April 1999. The offerings raised net proceeds of approximately $562 million from which we repaid $80 million outstanding under a secured credit facility. Interest expense includes interest on our 5% Convertible Subordinated Notes due 2006 and fees related to our unused credit facility as well as amortization of deferred financing costs incurred in conjunction with both.


         INCOME TAX BENEFIT (PROVISION). For the nine months ended September 30, 1999, the Company recorded an income tax benefit of $13,565,000 for an effective tax rate of 39%, compared to an income tax provision of $212,000, for an effective tax rate of 3% for the nine months ended September 30, 1998.


         NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE. As discussed above, and primarily as a result of the increase in sales and marketing expenditures and in acquired customer base amortization, the Company had a net loss for the nine months ended September 30, 1999 of ($21,219,000) or $(0.35) per basic and diluted share. The Company's net income for the nine months ended September 30, 1998 was $6,866,000 or $0.13 per diluted share. Excluding tax-effected customer based amortization expense, the Company recorded earnings of $15,591,000 or $0.24 per diluted share ("EPS+A") for the nine months ended September 30, 1999 and earnings of $9,030,000 or $0.18 per diluted share for the nine months ended September 30, 1998.





         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, MindSpring generated net cash from operations of approximately $54.4 million, compared to $18.3 million for the nine months ended September 30, 1998, an increase of approximately 197%. During the first nine months of 1999, we spent a total of approximately $43.2 million primarily related to purchases of telecommunications equipment necessary for the provision of service to subscribers. We did not enter into any capital lease agreements in the first nine months of 1999. On February 17, 1999, we paid $215 million in cash to ICG in connection with the closing of the NETCOM acquisition, approximately $80 million of which we borrowed under our $100 million secured revolving credit facility, which we repaid as discussed below, and the remainder from our available cash.

         As of September 30, 1999, we had approximately $386.8 million of cash. In March 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission for the public offering from time to time of up to $800 million of debt and equity securities. In April 1999, we completed two public offerings of securities under this shelf registration statement. We sold 5,520,000 shares of our common stock raising net proceeds of approximately $263.2 million, from which we repaid approximately $80 million of principal and interest outstanding under our secured credit facility. We also sold $179,975,000 aggregate principal amount of our 5% Convertible Subordinated Notes due 2006, raising net proceeds of approximately $174.1 million. Net of expenses and repayment of debt, the Company raised an aggregate of approximately $357.3 million in these offerings.

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

         As referenced in Form 8-K, as a result of the Merger, the holders of the 5% Convertible Subordinated Notes due 2006 will have the option to require the new Company to repurchase the notes. Pursuant to the Merger Agreement, the repurchase price for the notes will be paid in cash at a repurchase price of 100% of the principal amount plus accrued interest to the date of repurchase.





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


         We provide our customers with a software package which, among other things, allows our customers to access our services. The software package consists of internally developed software (e.g., the MindSpring Internet software) which is bundled with third party software. We have conducted operational testing and believe that the current shipping version of the MindSpring Internet software is Year 2000 ready.

         As of November 10, 1999, we have completed the inventory and assessment phases of the Year 2000 program. We have substantially completed the remediation and testing and validation phases of the Year 2000 program, and expect to complete these phases by the end of November, 1999. We have not and do not intend to test our USENET news service which is heavily dependent on external news feeds.

         We have performed a technical review of many of the more critical third party systems and have surveyed the publicly available statements issued by the vendors of those systems, in an effort to assess their Year 2000 readiness status. Additionally, we have contacted our significant providers of third party systems requesting information regarding their vulnerability to Year 2000 issues and whether the products and services purchased from those entities are Year 2000 ready. We are evaluating these responses for their accuracy and adequacy, and are updating appropriate contingency plans for any material supplier that does not provide an adequate response.

         We have not deferred any specific information technology project due to the Year 2000 program. We engaged a consulting firm to assist us in completing the inventory, assessment and testing phases of our Year 2000 program, and to assist us in our Year 2000 program management.

         Costs. As of November 10, 1999, we have incurred expenses of approximately $600,000 in connection with the implementation of the Year 2000 Program Office and Year 2000 program. We estimate that we will incur minimal expenses through the remainder of the Year 2000 program. These costs will be expensed as incurred. The costs and estimates provided include our estimate of the cost of internal resources directly attributable to the Year 2000 program. We have funded, and anticipate that we will continue funding, the costs of the Year 2000 program from cash flows. The estimates for the costs of the Year 2000 program are based upon management's best estimates and may be updated or revised as additional information becomes available. We currently believe these costs will not have a material effect on our financial condition, liquidity or results of operations.

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

         Contingency Plans. We developed contingency plans for our primary business operations. We will continue to monitor our third party suppliers and will adjust any appropriate contingency plans accordingly.

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

PART II  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         27.  Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

         On September 30, 1999, the Company filed a Current Report on Form 8-K to report that, on September 22, 1999, the Company had entered into an Agreement and Plan of Reorganization with Earthlink Network, Inc. (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of MindSpring and Earthlink into a new company (the "Merger").

         On October 12, 1999, the Company filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated September 30, 1999. The Form 8-K/A included certain pro forma financial statements with respect to the Merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MINDSPRING ENTERPRISES, INC.
                                         --------------------------------------------------------
                                         (Registrant)


Date: November 12, 1999                  By: /s/ Michael S. McQuary
                                             ----------------------------------------------------
                                             Michael S. McQuary
                                             President and Chief Operating Officer


Date: November 12, 1999                  By: /s/ Juliet M. Reising
                                             ----------------------------------------------------
                                             Juliet M. Reising
                                             Executive Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit                                                                                    Numbered
-------                                                                                    --------
Number                              Exhibit Description                                      Page
------                                                                                       -----


 27.                                Financial Data Schedule (for SEC use only)