Form 10-K405/A
period 1998-12-31
MINDSPRING ENTERPRISES INC
filed 1999-12-16
CIK 1005702

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

                               EXPLANATORY NOTE


          This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to revise the following items contained in this report:

          (1) Management's Discussion and Analysis of Financial Condition and Results of Operations,

          (2) Note 1 to the Financial Statements of MindSpring Enterprises, Inc., and

          (3) Schedule II - Valuation of Qualifying Accounts.

                                     PART II

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

         We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 693,000 subscribers at December 31, 1998, including over 21,000 Web hosting customers. In February 1999, we completed the NETCOM acquisition, which increased our subscriber base to approximately 1.1 million subscribers, including approximately 45,000 Web hosting subscribers. This acquisition is described below. In addition, by providing superior customer service and technical support, we have been successful in limiting our average monthly subscriber cancellations, calculated as the number of cancellations in a month divided by the beginning subscriber base for that month, to 3.8% in 1996 and 1997 and 3.3% in 1998.

         We have also rapidly increased revenues and achieved profitability ahead of other national ISPs. We believe that providing superior service and support to our subscribers has contributed to our achieving significant market penetration in a number of our target markets. We also believe that high geographic concentrations of satisfied subscribers in a particular market reduces the costs of adding new subscribers in that market relative to revenues. This tends to result in higher margins and greater profitability in these markets.

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

         Interest income (expense). The following table details the increase in interest expense in 1997 compared to 1996:

                                                           1997                 1996

   Interest on capital leases....................       $    (473,000)       $     (91,000)
   Interest on PSINet notes......................            (276,000)            (324,000)
   Interest income - other.......................             411,000              325,000
                                                        -------------        -------------

   Interest expense, net.........................       $    (338,000)       $     (90,000)
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

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


        (a)(3) The following exhibit is added to the exhibits previously filed with the Company's Annual Report on Form 10-K dated March 26, 1999:


EXHIBIT                         EXHIBIT
NUMBER                          DESCRIPTION
---------               ---------------------------------

23.2            --      Consent of Arthur Andersen LLP



------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of December, 1999.

                           MINDSPRING ENTERPRISES, INC.

                           By:/s/ Juliet M. Reising
                              ---------------------------
                           Juliet M. Reising
                           Executive Vice President and Chief Financial Officer

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


ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 17, 1999

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                         1998                         1997
                                                                                  ------------------          ------------------

                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents................................................    $       167,743             $       9,386
     Trade receivables, net of allowance for doubtful accounts of
       $1,224 and $751 at December 31, 1998 and 1997, respectively............              3,278                     2,002
     Deferred income taxes (Note 8)...........................................              3,421                         -
     Prepaids and other current assets........................................                758                     1,042
                                                                                  ---------------             -------------
         Total current assets.................................................            175,200                    12,430
                                                                                  ---------------             -------------

PROPERTY AND EQUIPMENT:
     Computer and telecommunications equipment................................             35,580                    18,050
     Assets under capital lease...............................................              9,546                     9,916
     Other....................................................................              4,821                     1,805
                                                                                  ---------------             -------------
                                                                                           49,947                    29,771
     Less:  accumulated depreciation..........................................            (14,106)                   (6,133)
                                                                                  ----------------            --------------
         Property and equipment, net..........................................             35,841                    23,638
                                                                                  ---------------             -------------

OTHER ASSETS:
     Acquired customer base, net (Notes 1 and 2)..............................             34,742                     7,478
     Deferred income taxes (Note 8)...........................................              1,123                         -
     Other....................................................................                693                       740
                                                                                  ---------------             -------------
         Total other assets...................................................             36,558                     8,218
                                                                                  ---------------             -------------
                                                                                  $       247,599             $      44,286
                                                                                  ===============             =============



                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ..................................................    $         3,462             $       4,306
     Current portion of capital lease liability (Note 7) .....................              2,695                     2,607
     Telecommunications costs payable.........................................              2,831                     2,233
     Deferred revenue (Note 1)................................................              7,443                     2,198
     Current portion of notes payable (Note 6)................................                  -                     2,043
     Other accrued expenses...................................................              5,105                     1,776
     Due to America Online, Inc. (Note 2).....................................              7,000                         -
     Accrued compensation expense.............................................              2,550                     1,404
     Income tax payable.......................................................              2,566                         -
     Network services payable.................................................              4,442                     1,216
                                                                                  ---------------             -------------
         Total current liabilities............................................             38,094                    17,783
                                                                                  ---------------             -------------

LONG-TERM LIABILITIES:
         Capital lease liability (Note 7).....................................              2,424                     5,090
                                                                                  ---------------             -------------
         Total long-term liabilities..........................................              2,424                     5,090
                                                                                  ---------------             -------------

         Total liabilities....................................................             40,518                    22,873
                                                                                  ---------------             -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 3):
     Common stock, $.01 par value; 60,000 and 45,000 shares authorized at
       December 31, 1998 and 1997 and 28,284 and 22,603 issued and outstanding
       at December 31, 1998 and  1997, respectively...........................                283                       226
     Additional paid-in capital...............................................            209,983                    34,916
     Accumulated deficit......................................................             (3,185)                  (13,729)
                                                                                  ----------------            --------------
         Total stockholders' equity...........................................            207,081                    21,413
                                                                                  ---------------             -------------
                                                                                  $       247,599             $      44,286
                                                                                  ===============             =============

  The accompanying Notes to Financial Statements are an integral part of these statements.

                           MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                        1998                  1997             1996
                                                                   -------------       ---------------    --------------

REVENUES:
     Access.................................................     $        95,852       $        40,925    $      13,420
     Business services......................................              14,735                 7,711            2,286
     Subscriber start-up fees...............................               4,086                 3,920            2,426
                                                                 ---------------       ---------------    -------------
       Total revenues.......................................             114,673                52,556           18,132
                                                                 ---------------       ---------------    -------------

COST AND EXPENSES:
     Cost of revenues -- recurring..........................              31,724                15,203            6,332
     Cost of subscriber start-up fees.......................               2,612                 1,619            1,876
     General and administrative.............................              38,443                22,265           10,072
     Selling................................................              18,881                 8,519            4,089
     Depreciation and amortization..........................              15,227                 8,695            3,285
                                                                 ---------------       ---------------    -------------
       Total operating expenses.............................             106,887                56,301           25,654
                                                                 ---------------       ---------------    -------------

OPERATING INCOME (LOSS).....................................               7,786                (3,745)          (7,522)
INTEREST INCOME (EXPENSE), NET..............................               1,214                  (338)             (90)
                                                                 ---------------       ---------------    -------------

INCOME (LOSS) BEFORE TAXES .................................     $         9,000       $        (4,083)   $      (7,612)
                                                                 ---------------       ---------------    -------------

    INCOME TAX BENEFIT .....................................               1,544                     -                -
                                                                 ---------------       ---------------    -------------

NET INCOME (LOSS)...........................................     $        10,544       $        (4,083)   $      (7,612)
                                                                 ===============       ===============    =============

NET INCOME (LOSS) PER SHARE:
     Basic..................................................     $          0.43       $         (0.18)   $       (0.48)
                                                                 ===============       ================   =============
     Diluted................................................     $          0.41       $        ( 0.18)   $      ( 0.48)
                                                                 ===============       ================   =============

SHARES USED FOR COMPUTING NET
     INCOME (LOSS) PER SHARE:
     Basic .................................................              24,611                22,542           15,758
                                                                 ===============       ===============    =============
     Diluted................................................              25,431                22,542           15,758
                                                                 ===============       ===============    =============





                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                           MINDSPRING ENTERPRISES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                         Common Stock             Additional          Preferred Stock
                                 ------------------------------    Paid-in      -----------------------------
                                     Shares          Amount        Capital         Shares          Amount
                                   ----------      ----------    ------------    ----------      ----------
Balance, December 31, 1995                3,802    $        38    $        95         1,933     $     2,383
   Conversion of Class A
    preferred stock to common             3,563             36            709        (1,188)           (745)
   Conversion of Class B
     preferred stock to common            1,937             19            981          (645)         (1,000)
   Issuance of additional
     common stock, net of
     related offering expenses            6,075             60         14,089             -               -
   Conversion of Class C
     preferred stock to common              300              3            635          (100)           (638)
   Issuance of additional
     common stock, net of
     related offering expenses            6,750             68         18,319             -               -
   Issuance of common stock
     pursuant to exercise of
     options................                  4              -              1             -               -
     Net loss...............                  -              -              -             -               -
                                     ----------    -----------    -----------     -----------   -----------

Balance, December 31, 1996               22,431    $       224    $    34,829             -     $         -
   Issuance of common stock
     pursuant to exercise of
     options................                172              2             87             -               -
     Net loss...............                  -              -              -             -               -
                                     ----------    -----------    -----------     -----------   -----------

Balance, December 31, 1997               22,603    $       226    $    34,916             -     $         -
   Issuance of additional
     common stock, net of
     related offering expenses            3,000             30         49,726             -               -
   Issuance of additional
     common stock, net of
     related offering expenses            2,300             23        124,761             -               -
Issuance of common stock
     pursuant to exercise of
     options................                381              4            580             -               -
     Net income.............                  -              -              -             -               -
                                     ----------    -----------    -----------     -----------   -----------
Balance, December 31, 1998               28,284    $       283    $   209,983             -     $         -
                                     ==========    ===========    ===========     ===========   ===========



                                                    Total
                                  Accumulated    Stockholders'
                                    Deficit         Equity
                                  -----------    ------------
Balance, December 31, 1995        $    (2,034)    $       482
   Conversion of Class A
    preferred stock to common               -               -
   Conversion of Class B
     preferred stock to common              -               -
   Issuance of additional
     common stock, net of
     related offering expenses              -          14,149
   Conversion of Class C
     preferred stock to common              -               -
   Issuance of additional
     common stock, net of
     related offering expenses              -          18,387
   Issuance of common stock
     pursuant to exercise of
     options      ..........                -               1
     Net loss...............           (7,612)         (7,612)
                                  -----------     -----------

Balance, December 31, 1996        $    (9,646)    $    25,407
   Issuance of common stock
     pursuant to exercise of
     options................                -              89
     Net loss...............           (4,083)         (4,083)
                                  -----------     -----------

Balance, December 31, 1997        $   (13,729)    $    21,413
   Issuance of additional
     common stock, net of
     related offering expenses              -          49,756
   Issuance of additional
     common stock, net of
     related offering expenses              -         124,784
Issuance of common stock
     pursuant to exercise of
     options................                -             584
     Net income.............           10,544          10,544
                                  -----------     -----------
Balance, December 31, 1998        $    (3,185)    $   207,081
                                  ===========     ===========



                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                           MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                             1998                  1997                  1996
                                                                         -------------      ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............................................    $      10,544      $         (4,083)      $      (7,612)
                                                                         -------------      ----------------       -------------
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Depreciation and amortization...................................           15,227                 8,695               3,285
     Deferred income taxes...........................................           (4,544)                    -                   -
     Changes in operating assets and liabilities:
         Trade receivables...........................................           (1,276)                   (5)             (1,477)
         Other current assets........................................              284                  (565)               (158)
         Trade accounts payable......................................             (844)                2,352               1,106
         Telecommunications cost payable.............................              598                 1,332                 700
         Deferred revenue............................................            5,245                 1,782                  80
         Other accrued expenses......................................            3,329                 1,166                 246
         Accrued compensation expense................................            1,146                   769                 520
         Income taxes payable........................................            2,566                     -                   -
         Network services payable....................................            3,226                   (89)              1,305
                                                                         -------------      -----------------      -------------
           Total adjustments.........................................           24,957                15,437               5,607
                                                                         -------------      ----------------       -------------
           Net Cash Provided By (Used In) Operating Activities.......           35,501                11,354              (2,005)
                                                                         -------------      ----------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................          (20,176)               (8,042)             (8,298)
     Purchase of customer base.......................................          (27,312)                 (960)            (12,249)
     Other...........................................................             (159)                    -                (789)
                                                                         --------------     ----------------       --------------
         Net Cash Used In Investing Activities.......................          (47,647)               (9,002)            (21,336)
                                                                         -------------      ----------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of loan from preferred stockholder.....................                -                     -               1,000
     Payments of loan from preferred stockholder.....................                -                     -              (3,500)
     Proceeds from notes payable.....................................                -                     -              11,488
     Payments of notes payable.......................................           (2,043)                 (624)             (8,822)
     Payments of capital lease obligations...........................           (2,578)               (2,084)               (134)
     Issuance of common stock........................................          175,124                    89              32,537
                                                                         -------------      ----------------       -------------
         Net Cash Provided By (Used In)  Financing Activities........          170,503                (2,619)             32,569
                                                                         -------------      -----------------      -------------

NET INCREASE (DECREASE)  IN CASH AND CASH
     EQUIVALENTS.....................................................          158,357                  (267)              9,228
CASH AND CASH EQUIVALENTS, beginning of year.........................            9,386                 9,653                 425
                                                                         -------------      ----------------       -------------

CASH AND CASH EQUIVALENTS, end of year...............................    $     167,743      $          9,386       $       9,653
                                                                         =============      ================       =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
     Interest paid...................................................    $         890      $            749       $         402
                                                                         =============      ================       =============
     Income taxes paid...............................................    $         434      $              -       $           -
                                                                         =============      ================       =============

SUPPLEMENTAL NONCASH DISCLOSURES:
     Assets acquired under capital lease.............................    $           -      $          8,443       $       1,473
                                                                         =============      ================       =============
     Noncash accrual for acquired subscriber base....................    $       7,000      $              -       $           -
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

         LONG-LIVED ASSETS

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management reviews the undiscounted projected cash flows related to such assets and compares them to the carrying values of the assets to determine if an impairment has occurred. If an asset is deemed to be impaired, the Company records the difference between the projected cash flows on a discounted basis or the fair market value (whichever is more appropriate) and the carrying value as an asset impairment charge in the period incurred. There were no such impairments in the periods presented. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

                                              As Reported          Pro Forma
(In Thousands Except Per Share Data)        -----------------    ---------------
1996
Net loss                                    $     (7,612)        $     (7,836)
Net loss per share                          $      (0.48)        $      (0.50)

1997
Net loss                                    $     (4,083)        $     (5,402)
Net loss per share                          $      (0.18)        $      (0.24)

1998
Net income                                  $     10,544         $      2,291
Net  income per diluted share               $       0.41         $       0.09



         A summary of the status of the Company's two stock options plans at December 31, 1998, 1997 and 1996 and changes during the years then ended are presented in the following table:



                                                                        Weighted
                                                                         Average
                                                       Shares           Price Per
                                                         (In               Share
                                                      Thousands)
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
                                                     ========     ========     ========




         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:




                                                   1998              1997
                                                ------------   -----------------
                                                     (In Thousands)
Deferred tax assets:
  Net operating loss carryforwards              $         -    $        3,866
  Acquired customer base                              3,902             1,742
  Deferred revenue                                    2,221               835
  Allowance for doubtful accounts                       465               285
  Prepaid revenue                                       608                 -
  Accrued vacation                                      371                 -
  Other accrued liabilities                               -               126
                                                ------------   ---------------
     Total deferred tax assets                        7,567             6,854
                                                ------------   ---------------

Deferred tax liabilities:
  Depreciation                                      (2,779)           (1,608)
  Other                                               (244)              (48)
                                                ------------   ---------------
     Total deferred tax liabilities                 (3,023)           (1,656)
                                                ------------   ---------------

Net deferred tax asset                                4,544             5,198
Valuation allowance for deferred tax assets

                                                          -           (5,198)
                                                ------------   ---------------
Net deferred taxes                              $     4,544    $            -
                                                ============   ===============



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



                                               1998              1997
                                          ---------------     ---------------
Revenue                                   $ 294.9             $250.3
Net Loss                                   (101.5)            (101.0)
Net Loss per share                          (3.57)             (3.58)



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

                                  ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 17, 1999

                 SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS

                          MINDSPRING ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


              COLUMN A                     COLUMN B                   COLUMN C                    COLUMN D         COLUMN E
-------------------------------    ----------------------   -------------------------------   ---------------   ---------------
                                                                      ADDITIONS
                                                            -------------------------------
                                         BALANCE AT           CHARGED TO       CHARGED TO                         BALANCE AT
                                         BEGINNING             COSTS AND          OTHER          DEDUCTIONS           END
           DESCRIPTION                   OF PERIOD            EXPENSES          ACCOUNTS             (a)          OF PERIOD
           -----------             ----------------------   -------------      ------------   ---------------   ---------------

DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................      $751              $3,123             $0               ($2,650)           $1,224

(a) Represents specific accounts written-off considered to be uncollectible.


                          MINDSPRING ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


              COLUMN A                     COLUMN B                   COLUMN C                    COLUMN D         COLUMN E
-------------------------------    ----------------------   -------------------------------   ---------------   ---------------
                                                                      ADDITIONS
                                                            -------------------------------
                                         BALANCE AT           CHARGED TO       CHARGED TO                         BALANCE AT
                                         BEGINNING            COSTS AND          OTHER          DEDUCTIONS           END

            DESCRIPTION                  OF PERIOD            EXPENSES          ACCOUNTS            (a)           OF PERIOD
            -----------            ----------------------   -------------      ------------   ---------------   ---------------

DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................      $386              $1,459             $0               ($1,094)                 $751

(a) Represents specific accounts written-off considered to be uncollectible.


                          MINDSPRING ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


              COLUMN A                     COLUMN B                   COLUMN C                    COLUMN D         COLUMN E
-------------------------------    ----------------------   -------------------------------   ---------------   ---------------
                                                                      ADDITIONS
                                                            -------------------------------
                                         BALANCE AT           CHARGED TO       CHARGED TO                         BALANCE AT
                                         BEGINNING            COSTS AND          OTHER          DEDUCTIONS           END

           DESCRIPTION                   OF PERIOD            EXPENSES          ACCOUNTS            (a)            OF PERIOD
           -----------             ----------------------   -------------      ------------   ---------------   ---------------

DEDUCTION IN THE BALANCE SHEET
  FROM THE ASSET TO WHICH IT
  APPLIES:
Allowance for uncollectible accounts
  Receivable..........................      $46               $380               $0               ($40)              $386


(a) Represents specific accounts written-off considered to be uncollectible.

EXHIBIT                         EXHIBIT
NUMBER                          DESCRIPTION
---------               ---------------------------------

23.2            --      Consent of Arthur Andersen LLP