Form 10-Q/A
period 1999-09-30
MINDSPRING ENTERPRISES INC
filed 1999-12-16
CIK 1005702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                               EXPLANATORY NOTE


          This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed to revise note 4 to the enclosed financial statements and to revise the enclosed "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          MINDSPRING ENTERPRISES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                       1999                      1998
                                                                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents..........................................    $             386,833       $          167,743
      Trade receivables, net.............................................                    5,179                    3,278
      Deferred income taxes..............................................                    6,452                    3,421
      Prepaids and other current assets..................................                    5,221                      758
                                                                             ---------------------       ------------------
            Total current assets.........................................                  403,685                  175,200
                                                                             ---------------------       ------------------

PROPERTY AND EQUIPMENT:
      Computer and telecommunications equipment..........................                   83,065                   35,580
      Assets under capital lease.........................................                    8,886                    9,546
      Other .............................................................                   14,400                    4,821
                                                                             ---------------------       ------------------
                                                                                           106,351                   49,947
      Less: accumulated depreciation.....................................                  (27,789)                 (14,106)
                                                                             ----------------------      ------------------
            Total property and equipment, net............................                   78,562                   35,841
                                                                             ---------------------       ------------------

OTHER ASSETS:
      Acquired customer base, net........................................                  212,441                   34,742
      Deferred debt costs................................................                    7,302                        -
      Deferred income taxes..............................................                   17,207                    1,123
      Other .............................................................                      346                      693
                                                                             ---------------------       ------------------
            Total other assets...........................................                  237,296                   36,558
                                                                             ---------------------       ------------------

                                                                             $             719,543       $          247,599
                                                                             =====================       ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable.............................................    $               3,361       $            4,990
      Current portion of capital lease liability.........................                    2,608                    2,695
      Deferred revenue...................................................                   10,710                    7,443
      Accrued telecommunications costs...................................                   11,868                    2,831
      Other accrued expenses.............................................                   30,564                   20,135
                                                                             ---------------------       ------------------

            Total current liabilities....................................                   59,111                   38,094
                                                                             ---------------------       ------------------

LONG-TERM LIABILITIES:
      Convertible notes..................................................                  179,975                        -
      Capital lease obligations..........................................                      526                    2,424
                                                                             ---------------------       ------------------
            Total long-term liabilities..................................                  180,501                    2,424
                                                                             ---------------------       ------------------

            Total liabilities............................................                  239,612                   40,518
                                                                             ---------------------       ------------------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; 400,000 authorized
         And 63,575 and 56,568 issued and outstanding at
        September 30, 1999 and December 31, 1998, respectively...........                      635                      566
      Additional paid-in-capital.........................................                  503,700                  209,700
      Accumulated deficit................................................                  (24,404)                  (3,185)
                                                                             ---------------------       ------------------
        Total stockholders' equity.......................................                  479,931                  207,081
                                                                             ---------------------       ------------------
                                                                             $             719,543       $          247,599
                                                                             =====================       ==================

The accompanying condensed notes to financial statements are an integral part of these balance sheets.

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,

STATEMENTS OF OPERATIONS DATA:                  1999            1998             1999             1998
                                             ----------      ----------       ----------       ----------

REVENUES

   Access                                    $  72,631        $  24,917        $ 196,645        $  64,795
   Business services                            15,548            3,778           38,823           10,344
                                             ---------        ---------        ---------        ---------
     Total revenues                             88,179           28,695          235,468           75,139
                                             ---------        ---------        ---------        ---------

COST AND EXPENSES

   Cost of revenues                          $  28,367        $   7,976        $  78,882        $  22,167
   General and administrative                   28,363            9,195           74,253           25,505
   Selling                                      22,366            4,806           46,503           11,735
   Depreciation                                  5,517            2,072           13,732            5,696
   Acquired customer base amortization          23,302            1,206           60,345            3,548
                                             ---------        ---------        ---------        ---------
          Total operating expenses             107,915           25,975          273,715           68,651
                                             ---------        ---------        ---------        ---------

OPERATING (LOSS) INCOME                        (19,736)           3,440          (38,247)           6,488
INTEREST INCOME, NET                             1,977              665            3,463              590
                                             ---------        ---------        ---------        ---------

(LOSS) INCOME BEFORE TAXES                     (17,759)           4,105          (34,784)           7,078

   Income tax benefit (provision)                6,925             (120)          13,565             (212)
                                             ---------        ---------        ---------        ---------
NET (LOSS) INCOME                            $ (10,834)       $   3,985        $ (21,219)       $   6,866
                                             =========        =========        =========        =========

NET (LOSS) INCOME PER SHARE

                           Basic             $   (0.17)       $    0.08        $   (0.35)       $    0.14
                                             =========        =========        =========        =========
                          Diluted            $   (0.17)       $    0.07        $   (0.35)       $    0.13
                                             =========        =========        =========        =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING

                           Basic                63,475           51,585           61,042           48,086
                                             =========        =========        =========        =========
                          Diluted               63,475           54,687           61,042           50,892
                                             =========        =========        =========        =========


            The accompanying condensed notes to financial statements
                    are an integral part of these statements

                          MINDSPRING ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   1999             1998
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income.......................................................   $(21,219)       $  6,866
      Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
      Deferred income taxes ..................................................    (19,115)              -
      Depreciation and amortization ..........................................     74,077           9,244
      Changes in operating assets and liabilities:
            Other ............................................................        604               -
            Trade receivables ................................................     (3,572)           (368)
            Other current assets .............................................     (4,463)            441
            Trade accounts payable ...........................................     (1,629)         (3,689)
            Other accrued expenses ...........................................     26,466           3,061
            Deferred revenue .................................................      3,267           2,763
                                                                                 --------        --------
              Total adjustments ..............................................     75,635          11,452
                                                                                 --------        --------
            Net Cash Provided by Operating Activities ........................     54,416          18,318
                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment ....................................    (43,207)        (10,282)
      Cash paid in conjunction with acquisitions .............................   (226,569)         (1,350)
      Other ..................................................................        297            (302)
                                                                                 --------        --------
            Net Cash Used in Investing Activities ............................   (269,479)        (11,934)
                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes payable ..............................................          -          (1,450)
      Cash provided by credit line, net of issuance costs ....................     77,987               -
      Repayment of credit line ...............................................    (80,000)              -
      Payments of capital lease obligations ..................................     (1,985)         (1,906)
      Proceeds from issuance of convertible debt .............................    174,082               -
      Issuance of common stock, net of issuance costs ........................    264,069          50,084
                                                                                 --------        --------
            Net Cash Provided by Financing Activities ........................    434,153          46,728
                                                                                 --------        --------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS ............................................................    219,090          53,112
CASH AND CASH EQUIVALENTS, beginning of period ...............................    167,743           9,386
                                                                                 --------        --------

CASH AND CASH EQUIVALENTS, end of period......................................   $386,833        $ 62,498
                                                                                 ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid for interest..................................................   $  1,510        $    718
                                                                                 ========        ========
      Cash paid for income taxes..............................................   $  8,425        $    226
                                                                                 ========        ========
SUPPLEMENTAL NONCASH DISCLOSURES:
      Stock issued in conjunction with acquisition............................   $ 30,000        $      -
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


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                          1999            1998            1999            1998
                                                           --------        --------        --------        --------
Weighted average shares
     Outstanding-basic                                       63,475          51,585          61,042          48,086
Effect of dilutive stock options                                  -           3,102               -           2,806
                                                           --------        --------        --------        --------
Shares used for diluted earnings                             63,475          54,687          61,042          50,892
per share
                                                           ========        ========        ========        ========

Net (loss) income                                          $(10,834)       $  3,985        $(21,219)       $  6,866
                                                           --------        --------        --------        --------

Basic (loss) earnings per share                            $  (0.17)       $   0.08        $  (0.35)       $   0.14
                                                           --------        --------        --------        --------

Diluted (loss) earnings per share                          $  (0.17)       $   0.07        $  (0.35)       $   0.13
                                                           --------        --------        --------        --------
----------------------------------------------------------------------------------------------------------------------



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

      The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to intangibles (in thousands) :

------------------------------------------------------------------------------
Working Capital                                                      $  (1,672)
------------------------------------------------------------------------------
Property and Equipment                                                  13,200
------------------------------------------------------------------------------
Acquired subscriber base                                               237,695
------------------------------------------------------------------------------


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

      The Company's 5% Convertible Subordinated Notes due 2006 may be converted at the option of the holder into shares of common stock of the Company at any time prior to their maturity, redemption or repurchase at a rate of 16 shares per each $1,000 principal amount of notes, or $62.50 per share, subject to adjustment in certain circumstances. Interest on the notes is payable semiannually on April 15 and October 15 of each year beginning October 15, 1999. The notes are subordinated in right of payment to all senior debt of MindSpring.

      The Company may redeem the notes before April 15, 2002, in whole or in part, at a redemption price equal to $1,000 per note to be redeemed plus accrued and unpaid interest, if any, to the date of redemption, if the closing price for MindSpring's common stock has exceeded 150% of the conversion price for at least 20 trading days within a period of any 30 consecutive trading days. The Company will make an additional payment of cash with respect to the notes called for redemption of $200 per $1,000 note, less the amount of interest actually paid on such note prior to the call for redemption. In addition, the Company may redeem the notes on or after April 15, 2002 at a redemption price equal to 102.86% of the principal amount of the notes declining to 100% of the principal amount of the notes by April 15, 2006. Noteholders have the option, subject to certain conditions, to require the Company to repurchase any notes held in the event of a "Change in Control," at a price equal to 100% of the principal amount of the notes, plus accrued interest to the date of repurchase.

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

      We have increased our subscriber base from approximately 12,000 subscribers at December 31, 1995 to approximately 1,297,000 subscribers at September 30, 1999, including approximately 61,000 Web hosting subscribers and approximately 3,000 Dedicated Internet access subscribers. In addition, by providing superior customer service and technical support, we have been successful in limiting our average monthly subscriber cancellations, calculated as the number of cancellations in a month divided by the beginning subscriber base for that month, to 3.8% in 1996 and 1997, 3.3% in 1998 and 5.2% for the nine months ended September 30, 1999.

      We have also rapidly increased revenues. From our inception in February 1994 through 1997, we experienced annual net operating losses as a result of efforts to build our network infrastructure and internal staffing, develop our systems, and expand into new markets. During 1997, we generated positive cash flows from operations, with EBITDA of approximately $5 million. We had our first year of profitability in 1998, with net income of approximately $8.8 million, excluding a one-time tax benefit of approximately $1.7 million. Including the one-time tax benefit, our net income for 1998 was approximately $10.5 million. In the third quarter of 1999, in an effort to continue to build our subscriber base, we increased our sales and marketing expenditures from traditional levels. This, along with the amortization charges related to our acquisitions of subscriber bases in the fourth quarter of 1998 and the first quarter of 1999, had a direct impact on our EBITDA and net income. For the three months ended September 30, 1999, we had revenues of approximately $88.2 million, EBITDA of approximately $9.1 million, a net loss of approximately $(10.8) million and net loss per share of $(0.17). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the three months ended September 30, 1999 was approximately $3.4 million. Excluding tax-effected amortization expense, net income per share ("EPS+A") for this period was $0.05 per diluted share. For the nine months ended September 30, 1999, we had revenues of approximately $235.5 million, EBITDA of approximately $35.8 million, a net loss of approximately $(21.2) million and net loss per share of $(0.35). Excluding tax-effected amortization expense related to our acquisitions of subscriber bases, net income for the nine months ended September 30, 1999 was approximately $15.6 million. EPS+A for this period was $0.24 per diluted share.

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

      We plan to continue to increase our subscriber base through other means in addition to subscriber base acquisitions. In July 1999, we announced an accelerated organic growth marketing effort in which we would increase our sales and marketing expenditures in both the fourth quarter 1999 and the first quarter 2000. We stated that we would focus a large portion of the additional expenditures on a national branding campaign, primarily involving television advertisements, which began in September 1999. The branding campaign was an integral part of the accelerated growth initiative. We expected that these incremental sales and marketing expenditures would result in increased subscriber growth beginning in the fourth quarter of 1999 and continue into the first quarter of 2000. Under the proposed Merger with EarthLink, the combined company is expected to conduct business under the EarthLink brand name. Therefore, we have made adjustments to our existing marketing plans to focus less on branding initiatives and more on direct subscriber acquisition channels in the fourth quarter. Overall, we expect our sales and marketing expenditures in the fourth quarter of 1999 to be significantly higher than our historical levels, but less than anticipated in our original announcement of the accelerated organic growth marketing effort.

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

      Costs. MindSpring's costs include (1) costs of revenue that are primarily related to the number of subscribers; (2) selling, general and administrative expenses that are associated more generally with operations; and (3) depreciation and amortization, which are related to the number and amount of MindSpring-owned POPs and other equipment, and the deferred costs associated with acquired customer bases.

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
                                                                 SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998

                                                                                % OF                                  % OF
STATEMENTS OF OPERATIONS DATA:                              (000's)            REVENUE            (000's)            REVENUE
                                                          -----------        -----------        -----------        -----------
REVENUES
   Access                                                 $    72,631                 82        $    24,917                 87
   Business services                                           15,548                 18              3,778                 13
                                                          -----------        -----------        -----------        -----------
     Total revenues                                            88,179                100             28,695                100

COST AND EXPENSES

   Cost of revenues                                            28,367                 32              7,976                 28
                                                          -----------        -----------        -----------        -----------
     Gross margin                                              59,812                 68             20,719                 72

   General and administrative                                  28,363                 32              9,195                 32
   Selling                                                     22,366                 26              4,806                 17
                                                          -----------        -----------        -----------        -----------
     EBITDA (1)                                                 9,083                 10              6,718                 23

   Depreciation                                                 5,517                  6              2,072                  7
   Acquired customer base amortization                         23,302                 26              1,206                  4
                                                          -----------        -----------        -----------        -----------

OPERATING (LOSS) INCOME                                       (19,736)               (22)             3,440                 12
INTEREST INCOME, NET                                            1,977                  2                665                  2

                                                          -----------        -----------        -----------        -----------
(LOSS) INCOME BEFORE TAXES                                    (17,759)               (20)             4,105                 14

   Income tax benefit (expense)                                 6,925                  8               (120)                (0)
                                                          -----------        -----------        -----------        -----------
NET(LOSS) INCOME                                          $   (10,834)               (12)       $     3,985                 14
                                                          ===========                           ===========

NET (LOSS) INCOME PER SHARE

Basic                                                     $     (0.17)                          $      0.08

Diluted                                                   $     (0.17)                          $      0.07


WEIGHTED AVERAGE COMMON

   SHARES OUTSTANDING

Basic                                                          63,475                               51,585

Diluted                                                        63,475                               54,687

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period         1,297,000                              455,000
     Number of employees at end of period                       2,051                                  732

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
                                                                SEPTEMBER 30, 1999                      SEPTEMBER 30, 1998

                                                                                 % OF                                 % OF
STATEMENTS OF OPERATIONS DATA:                               (000's)            REVENUE            (000's)            REVENUE
                                                          -----------        -----------        -----------        -----------
REVENUES
   Access                                                 $   196,645                 84        $    64,795                 86
   Business services                                           38,823                 16             10,344                 14
                                                          -----------        -----------        -----------        -----------
     Total revenues                                           235,468                100             75,139                100

COST AND EXPENSES

   Cost of revenues                                            78,882                 33             22,167                 30
                                                          -----------        -----------        -----------        -----------
     Gross margin                                             156,586                 67             52,972                 70

   General and administrative                                  74,253                 32             25,505                 34
   Selling                                                     46,503                 20             11,735                 15
                                                          -----------        -----------        -----------        -----------
     EBITDA (1)                                                35,830                 15             15,732                 21

   Depreciation                                                13,732                  6              5,696                  8
   Acquired customer base amortization                         60,345                 26              3,548                  5
                                                          -----------        -----------        -----------        -----------

OPERATING (LOSS) INCOME                                       (38,247)               (16)             6,488                  8
INTEREST INCOME, NET                                            3,463                  1                590                  1

                                                          -----------        -----------        -----------        -----------
(LOSS) INCOME BEFORE TAXES                                    (34,784)               (15)             7,078                  9

   Income tax benefit (expense)                                13,565                  6               (212)                (0)
                                                          -----------        -----------        -----------        -----------
NET(LOSS) INCOME                                          $   (21,219)                (9)       $     6,866                  9
                                                          ===========                           ===========


NET (LOSS) INCOME PER SHARE

Basic                                                     $     (0.35)                          $      0.14

Diluted                                                   $     (0.35)                          $      0.13


WEIGHTED AVERAGE COMMON

   SHARES OUTSTANDING

Basic                                                          61,042                               48,086

Diluted                                                        61,042                               50,892

OTHER OPERATING DATA:

     Approx. number of subscribers at end of period         1,297,000                              455,000
     Number of employees at end of period                       2,051                                  732

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

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were approximately 52% of revenue for the nine months ended September 30, 1999, compared to approximately 49% of revenue for the nine months ended September 30, 1998. This increase was due to sales and marketing costs increasing to 20% of revenue for the nine months ended September 30, 1999 from 15% for the nine months ended September 30, 1999. Selling costs increased due primarily to higher advertising expenditures related to the Company's accelerated growth program initiated in September 1999 offset by general and administrative costs declining to 32% of revenue for the nine months ended September 30, 1999 from 34% for the nine months ended September 30, 1998. General and administrative costs decreased due to efficiencies gained primarily through economies of scale.

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

      We currently estimate that our cash and financing needs for the remainder of 1999 and 2000 can be met by cash on hand, amounts available under our credit facility, additional capital financing arrangements, and cash flow from operations. If our credit facility is unavailable or if our expectations change regarding our capital needs due to market conditions, strategic opportunities or otherwise, then our capital requirements may vary materially from those currently anticipated. We do not currently have any commitments for any additional financing, and there can be no assurance that if and when we need additional capital it will be available on terms that are acceptable to us, if at all. If additional capital financing arrangements, including public or private sales of debt or equity securities, or additional borrowings from commercial banks are insufficient or unavailable, or if we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will be required to modify our growth and operating plans to match available funding. Any additional equity financing may be on terms that are dilutive or potentially dilutive to MindSpring's stockholders. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters and incurring additional debt may further limit MindSpring's ability to raise additional capital. In addition, our credit facility contains restrictions on our ability to incur additional debt and to issue some types of convertible or redeemable capital stock.

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

                                     MINDSPRING ENTERPRISES, INC.
                                     ----------------------------
                                     (Registrant)

Date: December 16, 1999              By: /s/ Juliet M. Reising
                                         ------------------------
                                     Juliet M. Reising
                                     Executive Vice President and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                                 Numbered
Number                          Exhibit Description                       Page

27.                           Financial Data Schedule